Form 10-Q
period 1999-09-30
U S AGGREGATES INC
filed 1999-11-12
CIK 1054422

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            (Mark  One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                     Commission File Number        001-15217
                                             ---------------------


                             U.S.  AGGREGATES,  INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     57-0990958
     -----------------------------------                  --------------------
     (State  or  other  jurisdiction  of                  (I.R.S.  Employer
     incorporation  or  organization)                     Identification  No.)


                   400  South  El  Camino  Real,  Suite  500,
                        San  Mateo,  California     94402
           ----------------------------------------------------------
           (Address,  of  principal  executive  offices)  (Zip  Code)

                                 (650)  685-4880
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
    --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [ ]   No  [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                 Shares  outstanding  as  of  October  29,  1999
----------------------------     -----------------------------------------------
Common stock, $.01 par value                       14,900,593

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                    CONTENTS


PART  I.          FINANCIAL  INFORMATION

                                                                        PAGE NO.
                                                                        --------

     Item  1.     Financial  Statements
                  Condensed Consolidated Balance Sheets                        3
                  Condensed Consolidated Statements of Operations              4
                  Condensed Consolidated Statements of Cash Flows              5
                  Notes to Condensed Consolidated Financial Statements         6

     Item  2.     Management's  Discussion  and  Analysis
                    of Financial Condition and Results of Operations          11

     Item  3.     Quantitative and Qualitative Disclosures About Market Risk  14


PART  II.         OTHER  INFORMATION

     Item  1.     Legal Proceedings                                           15

     Item  2.     Changes in Securities and Use of Proceeds                   15

     Item  6.     Exhibits and Reports on Form 8-K                            16


SIGNATURES                                                                    17


EXHIBIT  INDEX                                                                18

                         PART I.  FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                                    U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share amounts)

                                                    ASSETS

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  1999             1998
                                                                             ---------------  ---------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $        3,774   $        2,849
  Trade accounts receivable, net. . . . . . . . . . . . . . . . . . . . . .          65,139           37,703
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          28,683           25,480
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . .           6,141           12,070
                                                                             ---------------  ---------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .         103,737           78,102
                                                                             ---------------  ---------------

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . .         304,484          253,910
Less: Accumulated Depreciation & Depletion. . . . . . . . . . . . . . . . .         (29,589)         (21,591)
                                                                             ---------------  ---------------
      Net property, plant and equipment . . . . . . . . . . . . . . . . . .         274,895          232,319
                                                                             ---------------  ---------------

INTANGIBLE ASSETS, net. . . . . . . . . . . . . . . . . . . . . . . . . . .          28,114           26,023

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,204            1,167
                                                                             ---------------  ---------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      409,950   $      337,611
                                                                             ===============  ===============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       51,958   $       48,748

LONG-TERM DEBT, net of current portion. . . . . . . . . . . . . . . . . . .         165,279          185,790
DEFERRED INCOME TAXES, net. . . . . . . . . . . . . . . . . . . . . . . . .          52,614           44,611
OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             112              192
                                                                             ---------------  ---------------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         269,963          279,341
                                                                             ---------------  ---------------

MINORITY INTEREST, net. . . . . . . . . . . . . . . . . . . . . . . . . . .              11            3,160
                                                                             ---------------  ---------------
MANDATORY REDEEMABLE PREFERRED STOCK, $.01 par value,
  10,000,000 shares authorized. . . . . . . . . . . . . . . . . . . . . . .               -           43,563
                                                                             ---------------  ---------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,. . . . . . .             149               61
    14,908,222 shares outstanding, including 7,629 shares of treasury stock
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .         123,648            2,887
  Notes receivable from sale of stock . . . . . . . . . . . . . . . . . . .          (1,177)            (640)
  Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . .              (2)              (2)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,358            9,241
                                                                             ---------------  ---------------
      Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . .         139,976           11,547
                                                                             ---------------  ---------------

      Total liabilities, mandatory redeemable preferred stock and
        shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . .  $      409,950   $      337,611
                                                                             ===============  ===============


The accompanying notes are an integral part of these statements.

                                        U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except share amounts)

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------------  --------------------------
                                                                    1999          1998          1999          1998
                                                                ------------  ------------  ------------  ------------

NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    93,986   $    82,512   $   220,925   $   165,554
COST OF PRODUCTS SOLD. . . . . . . . . . . . . . . . . . . . .       65,000        58,530       156,966       119,338
                                                                ------------  ------------  ------------  ------------
      Gross profit . . . . . . . . . . . . . . . . . . . . . .       28,986        23,982        63,959        46,216

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . . . .        7,806         8,024        22,704        18,944
DEPRECIATION, DEPLETION AND AMORTIZATION . . . . . . . . . . .        3,517         3,470         9,211         8,019
                                                                ------------  ------------  ------------  ------------
      Income from operations . . . . . . . . . . . . . . . . .       17,663        12,488        32,044        19,253

OTHER INCOME (EXPENSES):
  Interest, net. . . . . . . . . . . . . . . . . . . . . . . .       (4,018)       (4,469)      (12,859)      (10,023)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . .           97          (386)         (382)       (1,104)
                                                                ------------  ------------  ------------  ------------
      Income from continuing operations before provision for
        income taxes, minority interest and extraordinary item       13,742         7,633        18,803         8,126

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . . .       (5,138)       (3,191)       (7,036)       (3,397)
                                                                ------------  ------------  ------------  ------------
      Income from continuing operations before minority
        interest and extraordinary item. . . . . . . . . . . .        8,604         4,442        11,767         4,729

MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . . . .         (533)         (584)         (572)         (484)
                                                                ------------  ------------  ------------  ------------
      Income from continuing operations. . . . . . . . . . . .        8,071         3,858        11,195         4,245

EXTRAORDINARY ITEM:  Loss on extinguishment of debt,
  less applicable income tax benefit of $161 and $212. . . . .         (264)            -          (264)         (338)
                                                                ------------  ------------  ------------  ------------
      Net income . . . . . . . . . . . . . . . . . . . . . . .  $     7,807   $     3,858   $    10,931   $     3,907
                                                                ============  ============  ============  ============


Income per common share - basic
  Income from continuing operations available for
    common shareholders. . . . . . . . . . . . . . . . . . . .  $      0.69   $      0.46   $      1.09   $      0.20
  Extraordinary item, net of tax . . . . . . . . . . . . . . .        (0.02)            -         (0.03)        (0.06)
                                                                ------------  ------------  ------------  ------------
  Net income available for common shareholders . . . . . . . .  $      0.67   $      0.46   $      1.06   $      0.14
                                                                ============  ============  ============  ============
  Weighted average common shares outstanding . . . . . . . . .   10,804,389     6,136,630     7,709,642     6,136,630


Income per common share - diluted
  Income from continuing operations available for
    common shareholders. . . . . . . . . . . . . . . . . . . .  $      0.67   $      0.44   $      1.05   $      0.19
  Extraordinary item, net of tax . . . . . . . . . . . . . . .        (0.02)            -         (0.03)        (0.05)
                                                                ------------  ------------  ------------  ------------
  Net income available for common shareholders . . . . . . . .  $      0.65   $      0.44   $      1.02   $      0.14
                                                                ============  ============  ============  ============
  Weighted average common shares outstanding . . . . . . . . .   11,078,626     6,423,011     7,991,930     6,368,306


The accompanying notes are an integral part of these statements.

                              U.S. AGGREGATES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands, except share amounts)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          ------------------------
                                                                             1999         1998
                                                                          -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . .  $    4,103   $      587
                                                                          -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment . . . . . . . . . . . . . .     (43,251)     (21,453)
  Acquisition of subsidiaries, net of cash acquired. . . . . . . . . . .        (325)     (82,724)
  Proceeds from sale of fixed assets . . . . . . . . . . . . . . . . . .       2,874        5,712
                                                                          -----------  -----------
          Net cash used in investing activities. . . . . . . . . . . . .     (40,702)     (98,465)
                                                                          -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . .     (92,342)    (121,475)
  New borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .      64,115      221,823
  Proceeds from sale of stock, net . . . . . . . . . . . . . . . . . . .      65,706          300
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          45         (456)
                                                                          -----------  -----------
          Net cash provided by financing activities. . . . . . . . . . .      37,524      100,192
                                                                          -----------  -----------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .         925        2,314

CASH, beginning of period. . . . . . . . . . . . . . . . . . . . . . . .       2,849          479
                                                                          -----------  -----------
CASH, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,774   $    2,793
                                                                          ===========  ===========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   14,260   $    9,596
    Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         755          110
NONCASH TRANSACTIONS:
  Accretion of preferred stock dividend. . . . . . . . . . . . . . . . .       2,814        3,035
  Conversion of minority interest to equity. . . . . . . . . . . . . . .       8,273            -
  Conversion of preferred shares and accreted dividends to common shares      46,377            -


The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization  and  Basis  of  Presentation

     Founded in 1994, U.S. Aggregates, Inc. ("USAI" or the "Company") is a leading producer of aggregates. Aggregates consist of crushed stone, sand and gravel. The Company's products are used primarily for construction and maintenance of highways, other infrastructure projects, and for commercial and residential construction. USAI serves local markets in nine states in two regions of the United States, the Mountain states and the Southeast.

     The accompanying unaudited condensed consolidated financial statements of U.S. Aggregates, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

     The Statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's registration statement on Form S-1 No. 333-79209, which was declared effective on August 12, 1999.

2.   Risk  Factors

     The Company's business is seasonal with peak revenue and profits occurring primarily in the months of April through November. Bad weather conditions during this period could adversely affect operating income and cash flow and could therefore have a disproportionate impact on the Company's results for the full year. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future.

     A majority of the Company's revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, the Company's business is subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where the Company has operations, including any downturns in the construction industry, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's operations are subject to and affected by federal, state and local laws and regulations including such matters as land usage, street and highway usage, noise level and health, safety and environmental matters. In many instances, various permits are required. Although management believes that the Company is in compliance with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements.

     Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of the Company's business. As a result, it is possible that environmental liabilities will have a material adverse effect on the Company in the future.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Long-Term  Debt

     A  summary  of  long-term  debt  is  as  follows:

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                1999              1998
                                                           ---------------  ---------------
                                                                (dollars in thousands)

Prudential Insurance subordinated notes, net of discount
  of $686 and $753, respectively. . . . . . . . . . . . .  $       44,314   $       44,247
Bank of America term loan A . . . . . . . . . . . . . . .          39,782           53,500
Bank of America term loan B . . . . . . . . . . . . . . .          46,404           58,500
Bank of America revolving loan. . . . . . . . . . . . . .          31,000           24,200
Notes payable to former stockholders. . . . . . . . . . .           4,963            4,997
Other . . . . . . . . . . . . . . . . . . . . . . . . . .           6,013            7,127
                                                           ---------------  ---------------
    Total long-term debt. . . . . . . . . . . . . . . . .         172,476          192,571

Less: Current portion . . . . . . . . . . . . . . . . . .          (7,197)          (6,781)
                                                           ---------------  ---------------
    Long-term debt, net of current portion. . . . . . . .  $      165,279   $      185,790
                                                           ===============  ===============

     In April 1999, the Company's revolving loan facility was increased from $40 million to $60 million. The revolving loan is to be paid in full by the revolving facility termination date in June 2004.

     In addition to the above described long-term debt, the Company also had a demand note in the amount of $8.0 million at December 31, 1998, which was later increased to $16.1 million and was retired with the proceeds of the initial public offering.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   Equity  Structure

     On August 18, 1999 the minority owned shares of SRM Holdings Corp. (SRMHC) and Western Aggregates Holding Corp. (WAHC) were converted to 649,363 of U.S. Aggregates, Inc.'s common shares. These shares were valued at $8.8 million.

     The Company's initial public offering was consummated on August 18, 1999 offering 5,000,000 shares of common stock at $15.00 per share resulting in net proceeds of approximately $65.7 million. Concurrent with the consummation of the offering, 300,842 shares of preferred stock owned by Golder, Thoma, Cressey, Rauner Fund IV, LP, Messrs. Harris and Dougherty, a trust for the benefit of Mr. Stone and his wife for which they also serve as trustees and Mrs. Jeanne T. Richey, were converted into an aggregate of 3,091,808 shares of common stock. The preferred stock was converted into common stock at the initial public offering price of $15.00.

     The following schedule of change in stockholder's equity statement summarizes the Company's equity transactions between December 31, 1998 and September 30, 1999:

                                                                        NOTES      TREASURY STOCK
                                                                                   -----------------
                                                            ADDITIONAL RECEIVABLE  SHARES                TOTAL
                                           COMMON STOCK      PAID-IN   FROM SALE   HELD IN              RETAINED SHAREHOLDERS'
                                       -------------------
                                         SHARES    AMOUNT    CAPITAL    OF STOCK   TREASURY  AMOUNT     EARNINGS    EQUITY
                                       ----------  -------  ---------  ----------  --------  --------  ----------  ---------
                                                               (in thousands, except share amounts)

BALANCE AT
  DECEMBER 31, 1998 . . . . . . . . .   6,144,251  $    61  $  2,887   $    (640)     7,629  $    (2)  $   9,241   $ 11,547
  Notes receivable, net of
    payments. . . . . . . . . . . . .           -        -         -         (44)         -        -           -        (44)
  Conversion of minority. . . . . . .     649,363        6     8,760        (493)         -        -           -      8,273
    interest to equity
  Issuance of common stock. . . . . .   5,000,000       50    65,656           -          -        -           -     65,706
  Exercise of warrants. . . . . . . .      22,800        1        (1)          -          -        -           -          -
  Accretion of mandatory
    redeemable preferred
    stock dividend. . . . . . . . . .           -        -         -           -          -        -      (2,814)    (2,814)
  Conversion of preferred shares
    and accreted dividends to
    common shares . . . . . . . . . .   3,091,808       31    46,346           -          -        -           -     46,377
  Net income. . . . . . . . . . . . .           -        -         -           -          -        -      10,931     10,931
                                       ----------  -------  ---------  ----------  --------  --------  ----------  ---------
BALANCE AT
  SEPTEMBER 30, 1999. . . . . . . . .  14,908,222  $   149  $123,648   $  (1,177)     7,629  $    (2)  $  17,358   $139,976
                                       ==========  =======  =========  ==========  ========  ========  ==========  =========

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Inventories

     Inventories  consist  of  the  following  as  of:

                          SEPTEMBER 30,    DECEMBER 31,
                              1999            1998
                         ---------------  ---------------
                              (dollars in thousands)

Finished products . . .  $       25,076   $       19,014
Raw materials . . . . .           2,568            5,730
Supplies and parts. . .             590              888
Fuel. . . . . . . . . .             465              348
Less: Allowances. . . .             (16)            (500)
                         ---------------  ---------------
                         $       28,683   $       25,480
                         ===============  ===============


     Inventories  are  pledged  as  security  under  various  debt  agreements.

6.   Earnings  per  Common  Share

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                         ---------------------------------------------------------------
                                                                       1999                            1998
                                                         ------------------------------  -------------------------------
                                                                       (in thousands, except share amounts)
                                                                              PER SHARE                       PER SHARE
                                                         INCOME     SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                                         -------  ----------  ---------  --------  ---------  ----------

Income from continuing operations . . . . . . . . . . .  $ 8,071                          $ 3,858
  Less: Accretion of preferred stock dividend . . . . .      609                            1,037
                                                         -------                          -------
Basic income from continuing operations available to
  common shareholders . . . . . . . . . . . . . . . . .    7,462  10,804,389  $     0.69    2,821  6,136,630  $     0.46
Effect of warrants                                                   274,237                         286,381
                                                                  ----------                       ---------
Dilutive income from continuing operations available to
  common shareholders . . . . . . . . . . . . . . . . .  $ 7,462  11,078,626  $     0.67  $ 2,821  6,423,011  $     0.44
                                                         =======  ==========  ==========  =======  =========  ==========

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------------------------------------
                                                                       1999                            1998
                                                         ------------------------------  ------------------------------
                                                                       (in thousands, except share amounts)
                                                                             PER SHARE                       PER SHARE
                                                         INCOME    SHARES      AMOUNT     INCOME    SHARES     AMOUNT
                                                         -------  ---------  ----------  --------  --------  ----------

Income from continuing operations . . . . . . . . . . .  $11,195                         $ 4,245
  Less: Accretion of preferred stock dividend . . . . .    2,814                           3,035
                                                         -------                         -------
Basic income from continuing operations available to
  common shareholders . . . . . . . . . . . . . . . . .    8,381  7,709,642  $     1.09    1,210  6,136,630  $     0.20
Effect of warrants                                                  282,288                         231,676
                                                                  ---------                       ---------
Dilutive income from continuing operations available to
  common shareholders . . . . . . . . . . . . . . . . .  $ 8,381  7,991,930  $     1.05  $ 1,210  6,368,306  $     0.19
                                                         =======  =========  ==========  =======  =========  ==========

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   Related  Party  Transactions

     The Company paid an advisory fee of approximately $146,986 and $415,691 for the quarter and nine months ended September 30, 1999, respectively, to a director and shareholder of U.S. Aggregates, Inc. These fees were paid in connection with various financing transactions undertaken by the Company, including $165,219 in connection with the initial public offering.


8.   Stock  Option  Plan

     The Board of Directors of the Company has adopted the U.S. Aggregates, Inc. Long Term Incentive Plan, whereby the Company is authorized to issue up to 700,840 shares of the Company's common stock. On August 16, 1999, the Compensation Committee of the Board of Directors granted options to purchase an aggregate of 280,336 shares of the Company's common stock at a price of $15.00 per share under the plan to 60 employees of the Company. Options granted under this plan will be accounted for in accordance with APB No. 25 wherein no compensation expense would be recognized for options issued to employees.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     On August 18, 1999 U.S. Aggregates, Inc., completed its initial public offering (IPO), in which it issued and sold 5.0 million shares of its common stock at $15.00 per share. The net proceeds from the IPO (after underwriting discounts, commission and offering expenses of $9.3 million) were approximately $65.7 million.

     We conduct our operations through the quarrying and distribution of aggregate products in nine states in two regions of the United States, the Mountain states and the Southeast. Our operations have the same general economic characteristics including the nature of the products, production processes, type and class of customers, methods of distribution and governmental regulations.

     Over the last three years, our net sales and profitability have increased as a result of internal growth, the maturation of recently developed aggregate production sites and the completion of several business and asset acquisitions. In February 1998, we completed the acquisition of Falcon Ridge Quarry, Inc. and the acquisition of Geodyne Transport, Inc. In June 1998, we completed the acquisition of Monroc, Inc. Collectively, these acquisitions are referred to as the 1998 acquired businesses. The 1998 acquired businesses and the start-up of several other operations significantly expanded our business in the Mountain states and increased our presence in a number of local markets.

     Since 1996, we have started nine major greenfield aggregate production sites serving large metropolitan markets. The development of greenfield aggregate production sites includes securing all necessary permits and zoning to ensure that commercially economic quantities of aggregates can be produced. These new sites include both sites which have never been permitted or mined, as well as sites which may have been properly zoned, but were not operating at sufficient volumes to be economically viable. Based on our experience, a new aggregate production site's net sales, cash flow and profitability tend to increase over the first five years of operation as production increases and the site matures.

     Our business is seasonal, with peak sales and profits occurring primarily in the months of April through November. Accordingly, our results of operations for any individual quarter are not necessarily indicative of our results for the full year.

RESULTS  OF  OPERATIONS

     The following Management's Discussion and Analysis needs to be read in conjunction with the MD&A included in our registration statement on Form S-1 No. 333-79209, which was declared effective on August 12, 1999.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net sales for the third quarter in 1999 increased by 13.9% to $94.0 million compared to $82.5 million for the third quarter in 1998. This was due to strong demand for our aggregates and related products resulting in increased aggregate shipments. Total shipments of processed aggregates increased to 4.9 million tons for the three months ended September 30, 1999 from 4.3 million tons for the same period in 1998, a 13.3% increase. The average selling price of processed aggregates increased 7.0% over 1998. The associated products sales volumes and prices generally increased at a lower rate partially due to delays in several larger projects in Utah. Gross profit for the three months ended September 30, 1999 increased 20.9% to $29.0 million from $24.0 million for the three months ended September 30, 1998. The gross margin percent grew to 30.8% in 1999 from 29.1% in 1998.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


Selling, general and administrative expenses were $7.8 million for the third quarter in 1999 versus $8.0 million in 1998 due to administrative efficiencies resulting from the ongoing consolidation of the accounting functions in our Mountain states operations. As a percentage of net sales, selling, general and administrative expenses decreased to 8.3% in 1999 from 9.7% in 1998, due to the leveraging of these costs over a larger sales base. Income from operations for the third quarter in 1999 increased to $17.7 million compared to $12.5 million for 1998, an increase in operating margin to 18.8% from 15.1% because of the factors discussed above. Net interest expense decreased to $4.0 million for the three months ended September 30, 1999 from $4.5 million for the same period ended September 30, 1998 primarily as a result of debt reduction from the use of proceeds from the initial public offering on August 18, 1999.

     The effective tax rate for the quarter was 37.4%, down from last year's third quarter of 41.8%. In 1998, we anticipated that our future taxable income would exceed $10.0 million and provided for a required 1% increase in the statutory tax rate on cumulative deferred tax items.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Year-to-date net sales in 1999 increased by 33.4% to $220.9 million from $165.6 million in 1998. This increase consists of $31.0 million of additional net sales from the 1998 acquired businesses and an increase in net sales by our existing business of $24.3 million, a 17.4% increase. Year-to-date shipments of processed aggregates increased to 12.3 million tons for 1999 from 9.3 million tons for 1998, a 32.2% increase. Approximately half of the increases in processed aggregate volumes were contributed by our 1998 acquired businesses, while our existing businesses continue to experience strong growth in demand. We also experienced increases in selling prices ranging from 2.1% to 7.2% for our aggregates and related products. Gross profit for 1999 increased 38.4% to $64.0 million from $46.2 million for the same period in 1998. The increase consists of $5.4 million additional gross profit from our 1998 acquired businesses and a $12.4 million increase in gross profit from our existing business, a 32.8% increase. The increased profitability was primarily due to increases in prices as well as cost reductions resulting from improved efficiencies and higher volumes. The gross margin percent grew to 29.0% in 1999 from 27.9% in 1998.

     Selling, general and administrative expenses increased to $22.7 million in the first nine months of 1999 from $18.9 million compared to the same period in 1998 primarily due to the 1998 acquired businesses. As a percentage of net sales, selling, general and administrative expenses decreased to 10.3% this year compared to 11.4% in the prior year, due to the leveraging of these costs over a larger sales base. Year-to-date income from operations increased to $32.0 million compared to $19.3 million in the same period last year, a margin improvement to 14.5% from 11.6% because of the factors discussed above. Net interest expense increased to $12.9 million for the nine months ended September 30, 1999 from $10.0 million for the nine months ended September 30, 1998 as a result of increased borrowings used to fund the purchase of the 1998 acquired businesses and other expansion and capital needs, offset by the reduction in our debt after we applied our IPO proceeds.

     The effective tax rate for the first nine months of 1999 was 37.4%, down from 41.8% for the same period last year. In 1998, we anticipated that our future taxable income would exceed $10.0 million and provided for a required 1% increase in the statutory tax rate on cumulative deferred tax items.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 1999, working capital, exclusive of current maturities of debt and cash items, totaled $55.2 million compared to $41.3 million at December 31, 1998, up 33.6% and compared to $48.6 million at June 30, 1999, up 13.5%.
These  increases  were  attributable  to  the  seasonal  nature of our business.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


     Net cash provided by operating activities for the nine months ended September 30, 1999 was $4.1 million, up from the $0.6 million generated during the same period last year. The $3.5 million increase in net cash provided reflects higher earnings offset by heightened working capital needs. Net cash used in investing activities for the nine months ended September 30, 1999 was $40.7 million compared to $98.5 million used in the same period in 1998. This
$57.8 million decrease in cash used reflects the significant acquisition activities in 1998 offset by a $21.8 million increase in capital expenditures as we continue to expand our operations. On August 18, 1999, we completed our IPO resulting in net proceeds, to the Company of $65.7 million which was used to reduce our short and long term debt.

     Based on prior performance and current expectations, we expect cash flows from internally generated funds and our access to capital markets will continue to be sufficient to provide the capital resources necessary to fund the operating needs of our existing businesses, cover debt service requirements, and allow for the payment of dividends.

YEAR  2000  ISSUE

     The Company recognizes the importance of Year 2000 issues and has made the resolution of these issues a priority by creating Year 2000 task forces whose project scopes include the assessment and ongoing monitoring of all information technology, computer hardware and software and non-information technology equipment affected by the Year 2000 issue. The task forces are granted the authority and resources to address the Year 2000 issue and receive supervisory support, as needed, from our Chief Financial Officer.

     Our plan to resolve the Year 2000 issue involves the following four phases: systems and hardware assessment, resolution, testing and implementation. To date, the task forces have completed their assessment of all our systems that could be significantly affected by the Year 2000 issue. We have installed or are in the process of installing new hardware and system solutions. We estimate that we have completed 90% of this process.

     We have contacted all major third party vendors to obtain representations and assurances that their hardware, embedded technology systems and software which we will use or will impact us are, or will be modified on a timely basis to be, Year 2000 compliant. These third parties include banks, cement and aggregates suppliers, gas, electricity and water suppliers and telephone companies. All of the third parties that have responded have stated that they are or expect to be Year 2000 compliant by the end of 1999. To date, our costs associated with assessing and monitoring the progress of third parties in resolving their Year 2000 issues have not been significant, and we do not expect to incur any material costs in the future relating to this aspect of our Year 2000 program.

     In 1998 and 1999 we spent $499,400 and $421,843, respectively, on system improvements . We believe these improvements, along with the program described above, should resolve our Year 2000 issues. The results of ongoing system resolution and testing, however, could result in additional costs to us.

     Management believes it has an effective program in place to resolve the impact of the Year 2000 issue in a timely manner and does not expect the Year 2000 issue to have a material adverse effect on our business, financial condition and results of operations, but we cannot assure you that this will be the case. We have not yet completed the conversion of all information technologies identified in our Year 2000 program. We do not anticipate any material adverse effect from Year 2000 failures, but you have no guarantee that we will be able to achieve total compliance. Factors that give rise to this uncertainty include our possible failure to identify all susceptible systems, noncompliance by third parties whose systems and operations impact us and a possible loss of technical resources to perform the necessary work.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


     Our  most  likely  worst  case  Year  2000  noncompliance  scenarios  are:

     -  loss  of  gas,  electricity,  water  or  phone  services;
     -  failures  or  delays  in  the  daily  delivery  of  raw  materials;
     -  equipment  failures;
     -  an interruption in our ability to collect amounts due from customers;and
     -  loss  of  accurate  accounting  records.

     Depending on the length of any noncompliance or system failure, any of these situations could have a material adverse impact on our ability to serve our customers in a timely manner and result in lost business and revenues or increased costs.

     We currently have no formal contingency plans in place if we do not complete all phases of our Year 2000 program. However, the progress of the Year 2000 program continues to be closely monitored, and additional measures will be taken as risks are identified. We will continue to evaluate the status of completion throughout the fourth quarter of 1999 and determine whether such a plan is necessary in any part of our business.

     This disclosure is subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, 15 U.S.C. I (1999), as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as that Act defines these terms.


EFFECT  OF  INFLATION

     Management believes that inflation has not had a material effect on our results.

FORWARD  LOOKING  STATEMENTS

     Certain matters discussed in this report contain forward-looking statements and information based on management's belief as well as assumptions made by and information currently available to management. Such statements are subject to risks, uncertainties and assumptions including, among other matters, future growth in the construction industry; the ability of U.S. Aggregates, Inc. to complete acquisitions and effective integration of acquired companies operations; and general risks related to the markets in which U.S. Aggregates, Inc. operates. Should one or more of these risks materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those projected. Additional information regarding these risk factors and other uncertainties may be found in the Company's filings with the Securities and Exchange Commission.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business.

     All of the Company's borrowings under our floating rate credit facilities are subject to interest rate risk. Borrowings under our syndicated revolving credit facility bear interest, at our option, at either the Eurodollar rate or the ABR rate, plus margin. Each 1.0% increase in the interest rates on the total of our floating rate debt would impact pretax earnings by approximately $1.2 million. The Company does not use interest rate swap contracts to hedge the impact of interest rate fluctuations on certain variable rate debt.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                           PART II.  OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     U.S. Aggregates, Inc. is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on U.S. Aggregates, Inc.'s consolidated financial position, operating results or cash flows.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(a)     Changes  in  Securities

     During the three months ended September 30, 1999, the Company granted options to purchase an aggregate of 280,336 shares of common stock at an exercise price of $15.00 per share to 60 employees pursuant to the U.S. Aggregates, Inc. 1999 Long Term Incentive Plan. The issuances described were not registered under the Securities Act of 1933 pursuant to the exemption under
Section  4  (2).

(b)     Use  of  Proceeds

     The shares of common stock issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Reg. No. 333-79209), which the SEC declared effective on August 12, 1999. That registration statement registered 5,000,000 shares of common stock having a maximum aggregate offering price of $75,000,000. Also, four of the Company's Stockholders granted the underwriters the right to purchase up to 750,000 additional shares to cover any over-allotments . The IPO was completed through a syndicate of underwriters for which Deutsche Banc Alex. Brown, Schroder & Co. Inc. and The Robinson-Humphrey Company acted as representatives.

     In the IPO, the Company issued and sold 5,000,000 shares of common stock on August 18, 1999 at an initial public offering price of $15.00 per share, resulting in gross proceeds of $75,000,000. On September 15, 1999, four of the Company's stockholders sold an additional 475,000 shares of common stock on the partial exercise of the underwriters' over-allotment option granted in connection with the IPO. Following the closing of the sale of those shares, the IPO was terminated.

     Through September 30, 1999, we incurred the following expenses in connection with the issuance and distribution of the shares of common stock registered pursuant to our IPO registration statement, none of which constituted direct or indirect payments to any of our officers, directors or any of their associates, or any person owning 10% or more of USAI or any of its affiliates, except for a $165,219 payment to Edward Dougherty, a director of the Company for consulting services (other expenses represent a reasonable estimate of actual costs incurred):

     Underwriting  discounts  and  commissions     $     5,250,000
     Finders'  fees                                              -
     Expenses  paid  to  or  for  Underwriters                   -
     Other  expenses                                     4,050,000
                                                   ---------------
          Total  expenses                          $     9,300,000
                                                   ===============

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


     The net proceeds we received from the IPO, after deducting the expenses detailed above, were $65,700,000.

     From August 18, 1999 through September 30, 1999, we have applied the following amounts of our net proceeds from the IPO.

                                                             Payment to Officers,
                                                Payment to       Directors and
Use of Proceeds                                   Others       10% Stockholders
---------------                                 -----------  ---------------------

Construction of plant, building and facilities  $         -  $                   -
Purchase and installation of machinery
     and equipment . . . . . . . . . . . . . .            -                      -
Purchase of real estate. . . . . . . . . . . .            -                      -
Acquisition of other businesses. . . . . . . .            -                      -
Repayment of indebtedness. . . . . . . . . . .   65,700,000                      -
Working Capital. . . . . . . . . . . . . . . .            -                      -
Temporary investments. . . . . . . . . . . . .            -                      -

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit  No.     Description
------------     -----------
3.1*             Form  of  Restated  Certificate  of  Incorporation of the
                 Company (Form S-1 (Reg.  No.  333-79209), Exhibit  3.1(vi))

3.2* Form of Restated By-laws of the Company (Form S-1 (Reg. No. 333-79209), Exhibit 3.2(ii))

10.1* U.S. Aggregates, Inc. 1999 Long Term Incentive Plan (Form S-1 (Reg. No. 333-79209), Exhibit 10.49)

10.2 Amended and Restated Employment Agreement dated August 18, 1999 with James A. Harris

10.3 Amended and Restated Employment Agreement dated August 18, 1999 with Michael J. Stone

10.4 Amended and Restated Employment Agreement dated August 18, 1999 with Morris L. Bishop, Jr.

10.5* Form of Underwriting Agreement among the Company, the Selling Stockholders, BT Alex Brown Incorporated, The Robinson-Humphrey Company, LLC and J. Henry Schroder & Co. Limited (Form S-1 (Reg. No. 333-79209), Exhibit 1.1)

21.1*            Subsidiaries  of  the  Company (Form S-1 (Reg. No. 333-79209),
                 Exhibit 21.1)

27.1             Financial  Data  Schedule  (EDGAR  Filing  Only)

*  Incorporated  by  reference  to  the  filing  indicated.


(b)  Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        U.S.  AGGREGATES,  INC.



Dated:     November  8,  1999           /s/  Michael  J.  Stone
                                        -------------------------------------
                                        Michael  J.  Stone
                                        Executive  Vice  President,
                                        Chief  Financial  Officer,  Treasurer
                                        and  Secretary

                                  EXHIBIT INDEX


Exhibit  No.     Description
------------     -----------
3.1*             Form  of  Restated  Certificate  of  Incorporation of the
                 Company (Form S-1 (Reg.  No.  333-79209), Exhibit  3.1(vi))

3.2* Form of Restated By-laws of the Company (Form S-1 (Reg. No. 333-79209), Exhibit 3.2(ii))

10.1* U.S. Aggregates, Inc. 1999 Long Term Incentive Plan (Form S-1 (Reg. No. 333-79209), Exhibit 10.49)

10.2 Amended and Restated Employment Agreement dated August 18, 1999 with James A. Harris

10.3 Amended and Restated Employment Agreement dated August 18, 1999 with Michael J. Stone

10.4 Amended and Restated Employment Agreement dated August 18, 1999 with Morris L. Bishop, Jr.

10.5* Form of Underwriting Agreement among the Company, the Selling Stockholders, BT Alex Brown Incorporated, The Robinson-Humphrey Company, LLC and J. Henry Schroder & Co. Limited (Form S-1 (Reg. No. 333-79209), Exhibit 1.1)

21.1*            Subsidiaries  of  the  Company (Form S-1 (Reg. No. 333-79209),
                 Exhibit 21.1)

27.1             Financial  Data  Schedule  (EDGAR  Filing  Only)

*  Incorporated  by  reference  to  the  filing  indicated.