Form 10-K405
period 1999-12-31
U S AGGREGATES INC
filed 2000-03-16
CIK 1054422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            (Mark  One)
            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                     Commission File Number     001-15217
                                             ---------------

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

                   400  South  El  Camino  Real,  Suite  500,
                        San  Mateo,  California     94402
           ---------------------------------------------------------
           (Address  of  principal  executive  offices)  (Zip  Code)

                                (650)  685-4880
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

      Title  of  each  class         Name  of  each exchange on which registered
 Common  Stock,  $.01  par  value            New  York  Stock  Exchange
 --------------------------------    -------------------------------------------

Securities  registered  pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]   No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 29, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon closing sales price for the registrant's common stock, as reported on the New York Stock Exchange, was approximately $64,473,256 (calculated by excluding shares owned beneficially by directors and officers).

     Number of shares of registrant's common stock outstanding as of February 29, 2000 were 14,900,593.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's annual proxy statement for the annual meeting of its shareholders to be held on May 16, 2000, are incorporated by reference into Part III of this Form 10-K.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                     CONTENTS



PART  ITEM                                                                  PAGE
I        1  Business                                                           3
         2  Properties                                                         5
         3  Legal Proceedings                                                  7
         4  Submission of Matters to a Vote of Security Holders                7

II       5  Market for Registrant's Common Equity and Related
            Stockholder Matters                                                8
         6  Selected Financial Data                                            8
         7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9
        7A  Quantitative and Qualitative Disclosures About Market Risk        13
         8  Financial Statements and Supplementary Data                       13
         9  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                               13

III     10  Directors and Executive Officers of the Registrant                14
        11  Executive Compensation                                            14
        12  Security Ownership of Certain Beneficial Owners and Management    14
        13  Certain Relationships and Related Transactions                    14

IV      14  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                          14

        --  Signatures                                                        21

                                     PART I
                                     ------



ITEM  1.     BUSINESS


     U.S. Aggregates, Inc. ("U.S. Aggregates", "USAI" or "the Company") was founded in January 1994 and is a leading producer of aggregates and aggregate related products. Aggregates consist of crushed stone, sand and gravel. In 1999, the Company shipped approximately 19.1 million tons of aggregates, primarily to customers in nine Southeast and Mountain states, generating net sales and income from operations of $298.2 million and $39.6 million, respectively. In 1999, approximately 88% of the aggregates shipped by the Company were crushed stone or sand and gravel, and approximately 12% were unprocessed material.

     On  August  18, 1999, U.S. Aggregates completed its initial public offering
(IPO), in which it issued and sold 5.0 million shares of its common stock at $15.00 per share. The net proceeds from the IPO (after underwriting discounts, commission and offering expenses of $9.3 million) were approximately $65.7 million.

     Our products are used primarily for the construction and maintenance of highways and other infrastructure projects and for commercial and residential construction. In 1999, approximately 72% of our aggregates volume was sold directly to customers. The balance was used to produce asphalt, which generally contains approximately 90% aggregates by volume; and ready-mix concrete, which generally contains 80% aggregates by volume. As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional and local economic conditions, and particularly to downturns in construction spending and to changes in the level of infrastructure spending funded by the public sector.

     Our production capacity has increased to approximately 30 million tons per year since 1994 while unit costs have been reduced substantially from the level of costs incurred in individual operations at the time they were acquired or started. This cost reduction is the result of comprehensive mining plans combined with the installation of state of the art equipment permitting the implementation of "best practices" throughout our operations. In addition, asphalt plants and transportation infrastructure for delivery of asphalt and concrete have been upgraded.

     The following table shows, for the periods indicated, our total shipments of aggregates, asphalt and ready-mix concrete.


                              U.S. AGGREGATES, INC.
             SHIPMENTS OF AGGREGATES, ASPHALT AND READY-MIX CONCRETE

                                                         YEARS ENDED DECEMBER 31,
                                                     ---------------------------------
                                                     1999   1998   1997   1996   1995
                                                     -----  -----  -----  -----  -----
                                                               (in millions)
Tons of aggregates sold:
  Sold directly to customers. . . . . . . . . . . .  13.7   11.9    6.6    5.1    3.1
  Used internally . . . . . . . . . . . . . . . . .   5.4    3.9    2.9    2.1    1.7
                                                     -----  -----  -----  -----  -----
    Total tons of aggregates sold . . . . . . . . .  19.1   15.8    9.5    7.2    4.8
      Percentage of aggregates sold used internally  28.3%  24.7%  30.5%  29.2%  35.4%

Tons of asphalt sold. . . . . . . . . . . . . . . .   2.2    1.6    1.3    0.9    0.6
Yards of ready-mix concrete sold. . . . . . . . . .   1.8    1.4    0.9    0.9    0.8

     We believe that long-term, high-quality aggregate reserves located near customers are central to our success. Accordingly, we have focused on the acquisition and development of aggregate production sites and companies that are well positioned to serve growing markets. Since our inception, we have completed and integrated 28 business and asset acquisitions, including both operating companies and aggregate production facilities.

     In 1999, U.S. Aggregates, Inc. made additional investments in its aggregate quarries located in our operations in the Mountain states, including expansion and development of four of our crushed stone quarries and in our largest sand and gravel operation in the Wasatch Front in Utah. In addition, the Company invested in a new crushing plant and shipping facilities at its O'Neal, Alabama site and opened a new greenfield site in Pride, Alabama on the Tennessee River. Aggregates from the Pride location will be shipped by rail and barge to serve areas in Alabama, Tennessee, Mississippi, and the Gulf Coast. Four new distribution yards were added to provide for competitive modes of entry into markets in Alabama, Tennessee, and Mississippi. These areas possess no local rock resources capable of meeting the Superpave standards of new highway construction.

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

     We market our aggregates products to customers in a variety of industries, including public infrastructure, commercial and residential construction contractors; producers of asphaltic concrete, ready-mix concrete, concrete blocks, and concrete pipes; and railroads. A substantial amount of our aggregates is used in publicly funded projects. A decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could reduce our sales and profits. Currently, we do not have any customers that account for more than 10% of our sales.

     A material rise in the price or a material decrease in the availability of oil could adversely affect operating results. The cost of asphalt is correlated to the price of oil. Any increase in the price of oil might result in the company's customers using less asphalt. A material increase in the price of oil could also lead to higher gasoline costs which could increase the company's operating costs. These increases may not be accepted by customers in the form of higher prices.

     Because of the impact of high transportation costs on the aggregates business, competition in each of our markets tends to be limited to producers in proximity to our production facilities. Although we experience competition in all of our markets, we believe that we are generally a leading producer in the market areas we serve. Competition is based primarily on aggregate production site location and price, but quality of aggregates and level of customer service are also important factors. We compete directly with a number of large and small producers in the markets we serve.

     Environmental and zoning regulations have made it increasingly difficult for the construction aggregates industry to expand existing quarries and to develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state and local governmental bodies regarding these matters, the Company anticipates that future restrictions will not have a material adverse effect upon its business.

     We employ approximately 2,000 employees, of whom approximately 1,600 are hourly, approximately 400 are salaried and 43 are part-time. Approximately 600 of our employees are represented by labor unions. The expiration dates of the various labor union contracts are from April 2000 through February 2003. We consider our relations with our employees to be good.

GOVERNMENTAL  AND  ENVIRONMENTAL  REGULATION

     The Company's operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. We continually evaluate whether we must take additional steps at our locations to ensure compliance with these laws and regulations. We believe that our operations are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our business, financial condition or results of operations. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of our products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on us. In accordance with the Company's accounting policy for environmental costs, amounts are accrued and included in the Company's financial statements when it is probable that a liability has been incurred and such amount can be reasonably estimated. Costs incurred by the Company in connection with environmental matters in the preceding two fiscal years were not material to the Company's operations or financial condition.

     U.S. Aggregates, as well as other companies in the aggregates industry, produce some products containing varying amounts of crystalline silica. Excessive and prolonged inhalation of very small particles of crystalline silica has been associated with non-malignant lung disease. The carcinogenic potential of excessive exposure to crystalline silica has been evaluated for over a decade by a number of research groups including the International Agency for Research on Cancer, the National Institute for Occupational Safety and Health and the National Toxicology Program, a part of the Department of Health and Human Services. Results of various studies have ranged from classifying crystalline silica as a probable to a known carcinogen. Other studies concluded higher incidences of lung cancer in some operations was due to cigarette smoking, not silica. Governmental agencies, including the Occupational Safety and Health Administration and Mine Safety Health Administration, coordinate to establish standards for controlling permissible limits on crystalline silica. In the early 1990s, they considered lowering silica exposure limits but decided to retain existing limits. Recently, the Occupational Safety and Health Administration has announced a postponement of its stakeholder meetings from Spring to Fall of 2000 relating to the release of new rules to implement more stringent regulations. We believe we currently meet government guidelines for crystalline silica exposure and will continue to employ advanced technologies as they become available to ensure worker safety and comply with regulations.

     Monroc, Inc., one of our subsidiaries, previously owned approximately 9.9 acres of land located in Murray, Utah. This land, together with the surrounding land, was proposed by the Environmental Protection Agency for listing on the National Priorities List for clean-up. Mining slag containing certain heavy metals had been deposited on all of these properties by a prior owner. Pursuant to an agreement between U.S. Aggregates, surrounding landowners and the City of Murray, and pursuant to a Remedial Design/Remedial Action Consent Decree entered by the United States District Court for the District of Utah, Case Number 2:98CV 04158 on August 19, 1998, between the Environmental Protection Agency and the landowners, we agreed to dedicate some of the Murray property, approximately 1.8 acres, for a roadway, to participate in a local improvement district and to institute institutional controls, all of which have been accomplished. In return, we received protection against claims for contribution for matters addressed by the Consent Decree and a covenant not to sue from the United States.


ITEM  2.     PROPERTIES

     In 1999, we conducted mining operations at 26 aggregate production sites, of which 12 are located on property we own, two are on land owned in part and leased in part, 11 are on leased property, and one is on facilities leased on a job basis. In addition to our quarry sites, we own other real property. In total, we own 61 pieces of real property and lease property at 64 locations. We have six pieces of property, which are owned in part and leased in part. Five of our properties have mortgages attached to the property. Our significant quarry leases expire between the year 2012 to 2039 and in some cases are renewable for additional periods. We believe that no single aggregate production site is of major significance to our operations.

     Our current estimated aggregate reserve position exceeds 1.3 billion tons. The yield from the extraction of reserves is based on an estimate of the volume of materials which can be economically extracted to meet current market and product applications. Our mining plans are developed by experienced mining and operating personnel based on internal and outside drilling and geological studies and surveys. In some cases, zoned properties must be extracted in phases as reserves in a particular area of the reserve are exhausted.

     We own approximately 600 million tons and lease approximately 700 million tons of our aggregate reserves. Leases usually provide for royalty payments based on revenues from aggregates sold at a specific location. Leases usually expire after a specific time period and may be renewable for additional terms. Most leases have extension options providing for at least 20 years of operation based on 1999 extraction rates. With minor exceptions, where lease options total less than 20 years, we have developed and zoned additional reserves that will allow us to serve our markets on a competitive basis and ensure long term availability. Generally, reserves at our aggregate production sites are adequate for in excess of 20 years production at 1999 rates of extraction. At one of our quarries we are required to extract a minimum amount of 100,000 tons of aggregate per year and at another quarry, 500,000 tons of aggregate per year in order to maintain our rights to mine reserves on these leased properties. We anticipate fulfilling these minimum extraction requirements during the lease terms.

     The following table presents our aggregate reserves by market area. The 50 million tons listed as zoned and unpermitted refers to one site where zoning is approved for the entire property, but the permit for the second phase of the mine plan is contingent on completion of the first phase.


                              U.S. AGGREGATES, INC.
                       AGGREGATES RESERVES BY MARKET AREA

                                ZONED/      ZONED/
                               PERMITTED  UNPERMITTED  UNZONED  TOTAL
                               ---------  -----------  -------  -----
                                          (in million tons)
Alabama . . . . . . . . . . .        450        50           -    500
Eastern Tennessee . . . . . .         72         -           -     72
Northern Utah . . . . . . . .        368         -           -    368
Central Utah. . . . . . . . .        111         -          54    165
So. Utah/SE Nevada/NW Arizona        126         -          83    209
Idaho . . . . . . . . . . . .         36         -           -     36
                               ---------     -----     -------  -----
  TOTAL . . . . . . . . . . .      1,163        50         137  1,350
                               =========     =====     =======  =====

     Management believes the raw material reserves are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for production.

     We are required by the laws of various states to reclaim aggregate sites after reserves have been depleted. Each site's mining plan includes a reclamation plan which has been developed for that site to maximize the value of the end use of the site. In some cases, depleted sites have been sold for commercial or residential properties generating additional profits. Historically, we have not incurred and do not anticipate incurring substantial costs in excess of residual land values in connection with the closing of aggregate operations due to depletion of reserves.

     In 1999, the Company leased and developed four aggregate distribution yards in Tennessee, Mississippi and Alabama to facilitate the shipment of aggregates by rail and barge to growth areas in eastern Tennessee, eastern Mississippi, and the Gulf Coast of Alabama.

     The Company has two aggregate production sites in Georgia. One site is leased to a major building materials producer under a long-term lease and the other aggregate production site is not anticipated to open in 2000.

ITEM  3.     LEGAL PROCEEDINGS

     From time to time, U.S. Aggregates and our subsidiaries have been involved in various legal proceedings relating to our and our subsidiaries' operations and properties, all of which we believe are routine in nature and incidental to the conduct of our and our subsidiaries' business. Our and our subsidiaries' ultimate legal and financial liability with respect to such proceedings cannot be estimated with certainty, but we believe, based on our examination of such matters, that none of these proceedings, if determined adversely, would have a material adverse effect on our business, financial condition or results of operations.

     See also "Note 13: Commitments and Contingencies" of the "Consolidated Notes to Financial Statements".


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of 1999.

                                     PART II
                                     -------


ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "AGA", where it commenced trading on August 13, 1999 following the Company's initial public offering. As of February 29, 2000, the number of shareholders of record approximated 44. The closing price of the Common Stock on the New York Stock Exchange on February 29, 2000, was $14.94. The prices in the following table represent the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange:


     Quarter  Ended                                   1999
     --------------                                   ----
                                            High                  Low
                                            ----                  ---

     September  30  (from  August  13)     $15.46                $11.78
     December  31                          $14.96                $ 9.48


     On December 15, 1999, the Board of Directors authorized a dividend of $0.03 per share of common stock payable January 10, 2000 to holders of record on December 27, 1999.

     The Company's policy is to pay out a reasonable share of net cash provided by operating activities as dividends, consistent with the goal of maintaining debt ratios with prudent and generally acceptable limits. The future payment of dividends, however, will be within the discretion of the Board of Directors of the Company and will depend on the Company's profitability, capital requirements, financial condition, growth, business opportunities and other factors which the Board of Directors may deem relevant.

     The Company's credit facility and other debt documents will permit the payment of dividends subject to the following restrictions and limitations: The Company (1) is not in default under the credit agreement or senior subordinated notes; (2) is in pro forma compliance with all financial covenants in the credit agreement and senior subordinated notes; and (3) dividend payments do not exceed 15% of consolidated net income, excluding extraordinary items, for the prior year.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The selected statement of operations, per share data and balance sheet data for each of the 5 years ended December 31 set forth below have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements of the Company and notes to consolidated financial statements on pages F-1 through F-22.

                                                                YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                      1999      1998      1997      1996     1995
                                                    --------  --------  --------  --------  -------
                                                          (in thousands, except share amounts)
Net sales. . . . . . . . . . . . . . . . . . . . .  $298,181  $228,739  $163,243  $131,710  $97,527
Income from continuing operations. . . . . . . . .    14,197     4,832     5,505     6,444    4,579

Income from continuing operations available
  for common shareholders per share
    -basic . . . . . . . . . . . . . . . . . . . .  $   1.20  $   0.12  $   0.29  $   0.57  $  0.44
    -diluted . . . . . . . . . . . . . . . . . . .  $   1.16  $   0.11  $   0.28  $   0.57  $  0.44

Total assets . . . . . . . . . . . . . . . . . . .  $414,928  $337,611  $172,266  $150,139  $83,560
Long-term obligations & redeemable preferred stock   160,312   229,353   126,115   110,123   66,139
Cash dividends declared per share. . . . . . . . .  $   0.03  $      -  $      -  $      -  $     -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     We conduct our operations through the quarrying and distribution of aggregate products in nine states in two fast growing regions of the Mountain states and the Southeast. Our operations have the same general economic characteristics including the nature of the products, production processes, type and class of customers, methods of distribution and governmental regulations.

     Over the last three years, our net sales and profitability have increased as a result of internal growth, the maturation of our recently developed aggregate production sites and the completion of several business and asset acquisitions. In February 1998, we completed the acquisition of Falcon Ridge Quarry, Inc. and the acquisition of Geodyne Transport, Inc. In June 1998, we completed our largest acquisition to date, Monroc, Inc. Collectively, these acquisitions are referred to as the 1998 acquired businesses. The 1998 acquired businesses and the start-up of three greenfield aggregate sites significantly expanded our business in the Mountain states and increased our presence in a number of local markets. In 1999, we opened the quarry in Pride, Alabama on the Tennessee River.

     Since 1996, we have started nine major greenfield aggregate production sites serving large metropolitan markets. The development of greenfield aggregate production sites includes securing all necessary permits and zoning to ensure that commercially economic quantities of aggregates can be produced. These new sites include both sites which have never been permitted or mined, as well as sites which may have been properly zoned, but either were not operating or were not operating at sufficient volumes to be economically viable. Based on our experience, a new aggregate production site's net sales, cash flow and profitability tend to increase over the first five years of operation as production increases and the site matures.

     Our business is seasonal, with peak sales and profits occurring primarily in the months of April through November. Accordingly, our results of operations for any individual quarter are not indicative of our results for the full year.


RESULTS  OF  OPERATIONS

     The following table presents net sales, gross profit, selling, general and administrative expenses, depreciation, depletion and amortization, income from operations, and net interest expense for U.S. Aggregates:

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                    1999              1998              1997
                                              ----------------  ----------------  ----------------
                                                             (dollars in thousands)
Net sales. . . . . . . . . . . . . . . . . .  $298,181  100.0%  $228,739  100.0%  $163,243  100.0%
Gross profit . . . . . . . . . . . . . . . .    84,504   28.3     60,519   26.5     44,111   27.0
Selling, general and administrative expenses    32,035   10.7     25,001   10.9     18,275   11.2
Depreciation, depletion and amortization . .    12,851    4.3     11,098    4.9      7,830    4.8
Income from operations . . . . . . . . . . .    39,618   13.3     24,420   10.7     18,006   11.0
Interest expense, net. . . . . . . . . . . .    16,042    5.4     14,351    6.3      8,344    5.1

1999  COMPARED  TO  1998

     NET SALES. Net sales for 1999 increased by 30.4% to $298.2 million from $228.7 million for 1998. This increase consisted of $39.5 million additional net sales from the 1998 acquired businesses and an increase in net sales by our existing business of $30.0 million, a 15.7% increase. The increase in sales from our existing business was due to strong demand for our aggregates and related products. Total shipments of aggregates increased to 19.1 million tons for 1999 from 15.8 million tons for 1998, a 20.9% increase. Revenues were further enhanced by 32.8% and 24.7% increases in asphalt and ready mix volumes, respectively. We also experienced an increase in selling prices of approximately 4% for our aggregates and related products.

     GROSS PROFIT. Gross profit for 1999 increased 39.6% to $84.5 million from $60.5 million for 1998. The increase consisted of $6.6 million additional gross profit from our 1998 acquired businesses and an increase in gross profit from our existing business of $17.4 million, a 34.6% increase. The increase in gross profit at our existing business was attributable to higher volumes and improved production efficiencies. Overall gross margins increased to 28.3% in 1999 from 26.5% in 1998. Gross margins from our existing business were 30.6% in 1999, compared to 26.5% in 1998. Margins from existing businesses increased due to higher selling prices and the leverage gained on fixed costs due to higher sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $32.0 million for 1999 from $25.0 million for 1998, due to the inclusion of the 1998 acquired businesses and increased selling and administrative costs at existing businesses. As a percentage of net sales, selling, general and administrative expenses decreased to 10.7% for 1999 from 10.9% for 1998, due to the leveraging of these costs over a larger sales base.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased to $12.9 million for 1999 from $11.1 million for 1998, primarily as a result of the inclusion of the 1998 acquired businesses and additional capital expenditures made in 1999. As a percentage of net sales, our depreciation, depletion and amortization expenses decreased to 4.3% from 4.9% for the same periods primarily due to the leveraging of these costs over a larger sales base.

     INCOME FROM OPERATIONS. Income from operations in 1999 increased 62.2% to $39.6 million compared to $24.4 million for 1998 because of the factors discussed above.

     INTEREST EXPENSE, NET. Net interest expense increased to $16.0 million for 1999 from $14.4 million for 1998 as a result of the inclusion of a full year of interest expense on the purchase of the 1998 acquired businesses in mid year of 1998 and other expansion and capital needs, offset by the debt reduction as a result of the 1999 initial public offering.


1998  COMPARED  TO  1997

     NET SALES. Net sales for 1998 increased by 40.1% to $228.7 million from $163.2 million in 1997. This increase reflects the inclusion of $37.8 million of net sales from 1998 acquired businesses since their date of acquisition. The increase in 1998 net sales from our existing business of $27.7 million, a 16.9% increase, resulted from increased sales demand in our established business plus the start up of new aggregate production sites and related activity in both 1998 and 1997. Shipments of aggregates increased by 66% to 15.8 million tons in 1998 from 9.5 million tons in 1997. Although volumes increased, our mix of products sold in 1998 included more lower priced aggregates than in 1997. Approximately one-half of this increase in volume came from the 1998 acquired businesses. Our selling prices per ton also increased approximately 5% during the period.

     GROSS PROFIT. Gross profit for 1998 increased 37.2% to $60.5 million in 1998 from $44.1 million in 1997. The 1998 acquired businesses contributed $10.4 million to gross profit in 1998, with a gross margin of 27.4%. Gross profit at our existing business increased 13.6% to $50.1 million from $44.1 million in 1997. Gross margins from our existing business were 26.5% in 1998 compared to 27.0% in 1997, continuing a slight down trend in gross margin since 1996 due to our rapid expansion into the Mountain states markets which, because of product mix, traditionally have lower gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $25.0 million in 1998 from $18.3 million in 1997 primarily due to the 1998 acquired businesses. As a percentage of net sales, selling, general and administrative expenses decreased to 10.9% in 1998 from 11.2% in 1997, due to the leveraging of fixed costs over a larger sales base.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased 41.7% to $11.1 million in 1998 from $7.8 million in 1997. The 1998 acquired businesses contributed $1.8 million of this increase. As a percentage of net sales, our depreciation, depletion and amortization expenses increased to 4.9% in 1998 from 4.8% in 1997.

     INCOME FROM OPERATIONS. Income from operations increased 35.6% to $24.4 million in 1998 from $18.0 million in 1997 because of the above factors.

     INTEREST EXPENSE, NET. Net interest expense increased to $14.4 million in 1998 from $8.3 million in 1997 as a result of significantly increased borrowings used to fund the purchase of the 1998 acquired businesses and other expansion and capital needs.


LIQUIDITY  AND  CAPITAL  RESOURCES

     From our inception in 1994, we have financed our operations and growth from the issuance of preferred and common stock, debt and operating cash flow. We have also used operating leases to finance the acquisition of equipment used in the business.

     At December 31, 1999, we had $169.6 million of debt outstanding. This level of debt decreased from $200.6 million as of December 31, 1998. On August 18, 1999, we completed our IPO resulting in net proceeds to the Company of $65.7 million which was used to reduce our short and long term debt. The debt is primarily used to finance acquisitions and capital expansion. The terms of this debt are discussed further below and in Notes 6 and 7 to the audited financial statements included herein.

     We lease aggregate production sites, facilities, and equipment under operating leases with terms generally ranging from 5 to 40 years. Our future minimum commitment under these leases was $104.7 million in 1999, $67.9 million in 1998 and $23.0 in 1997.

     Our primary capital requirements are for working capital, acquisitions of existing businesses and the acquisition and development of quarry operations, and equipment purchases.

     During 1999, we generated $27.0 million of cash from operations, 747% higher than the $3.2 million generated in 1998. This increase in cash flow results primarily from an increase in earnings before depreciation, depletion, and amortization of $11.1 million, an increase in deferred taxes and less growth in working capital compared to 1998. In 1997, we generated $5.3 million of cash flow from operations primarily due to higher net income and lower working capital than 1998. As of December 31, 1999, 1998, and 1997, working capital was $36.0 million, $29.3 million, and $14.2 million, respectively. Working capital needs will continue to increase with growth in our business.

     Net cash used in investing activities for 1999 was $60.0 million. We expended $63.1 million for the purchase of property, plant and equipment, and $0.3 million for the acquisition of subsidiaries, offset by proceeds of $3.4 million from the sale of assets. A substantial portion of the capital expenditures were focused on developing the new greenfield site in Pride, Alabama including the rail and barge facilities at that location and installing new crushing and rail facilities at our O'Neal, Alabama crushed stone plant. In addition, we made extensive improvements in the Mountain states quarries, primarily at sites which were part of the businesses acquired in 1998. Net cash used in investing activities was $100.9 million in 1998. Of this amount, $83.9 million was used for acquisitions, $67.8 million of which was for the purchase of Monroc. Also of this amount, $27.3 million was for the purchase of property, plant and equipment offset by proceeds of $10.4 million from the sale of certain properties, including a depleted sand and gravel deposit and an unused ready-mix plant site at Monroc. Net cash used in investing activities was $20.5 million in 1997. Of this amount, $4.0 million was used for acquisitions and $16.5 million was used for the net purchase of property, plant and equipment.

     Cash provided by financing activities was $34.6 million in 1999, $100.0 million in 1998 and $14.3 million in 1997. In 1999, of the cash provided by financing activities, $65.7 million was from sale of stock through the initial public offering, which sum was used to reduce our debt. The remainder of the cash provided by financing activities represents additional net borrowings. All of the cash provided by financing activities in 1998 and 1997 was from increased borrowings under existing or restructured debt agreements.

     In August 1999, concurrent with the completion of the Company's initial public offering, all preferred stock with accumulated dividends were converted into common shares.

     The revolving portion of our credit facility was increased to $60.0 million from $40.0 million in April 1999. Subsequent to the end of 1999, the revolving facility was again increased to $90 million. The revolving facility terminates in June 2004 and accrues interest quarterly based on the Eurodollar rate plus a spread of 0.875% to 2.125%. As of December 31, 1999, we had borrowings of $30.0 million outstanding under the revolving facility, $39.2 million of term loan A outstanding, and $46.4 million of term loan B outstanding. The credit facility is secured by all of our assets. Among other financial covenants, the debt agreements specify a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with these covenants at December 31, 1999 and 1998.

     In June 1998, we amended our existing credit facility with a syndicate of lenders. The term portion of the facility was increased to an aggregate principal amount of $115.0 million. The term loan consists of an "A" tranche and a "B" tranche. The term loan A accrues interest at a rate per annum based on the Eurodollar rate plus a spread of 0.875% to 2.125% and the term loan B accrues interest at a rate per annum based on the Eurodollar rate plus a spread of 1.875% to 2.500%. The term loan A matures in March 2004 and the term loan B matures in March 2006.

     In March 1998, we entered into a $9.0 million revolving line of credit facility with Harris Trust and Savings Bank (HTSB). Harris Trust and Savings Bank increased the amount available under the HTSB Note to $17.5 million in April 1999. This note was retired with the proceeds of the initial public offering.

     In November 1996 and June 1998, we issued $30.0 million and $15.0 million of senior subordinated notes to an institutional investor. Interest accrues quarterly at an annual rate of 10.34% on the 1996 notes and 10.09% on the 1998 notes. The notes mature in November 2006 and November 2008 and are subject to annual required principal payments beginning in 2003. In connection with this debt, we issued warrants to purchase 286,380 shares of common stock.

     We believe the proceeds of the offering, cash flow from operations, our existing credit facility as amended and existing cash balances will be sufficient to meet working capital requirements and fund future acquisitions during the next twelve months. To the extent we pursue additional acquisitions, or require additional working capital, we may need to obtain additional sources of financing. There can be no assurance that such financing will be commercially available through an increased commitment under our credit facility or otherwise be obtained pursuant to favorable terms, if at all. If we are unable to obtain additional financing to finance our future operations, we may not be able to implement our business strategy, which could have a material adverse effect on our business, financial condition and results of operation. There are no known trends, commitments, events or uncertainties which are reasonably likely to result in our liquidity increasing or decreasing materially.

YEAR  2000  ISSUE

     The Year 2000 issue concerns the ability of computer hardware and software to distinguish between the year 1900 and the year 2000. An inability to make this distinction could result in computer application failure.

     During 1999, the Company completed a detailed assessment of all its information technology and non-information technology hardware and software with regard to the Year 2000 issue, with special emphasis on mission critical systems. Information and non-information technology hardware and software were inventoried and those not Year 2000 ready were identified, remediated (i.e., corrected or replaced) and tested to ensure that they would, in fact, operate as desired according to Year 2000 requirements. The Company expensed approximately $979,728 during 1999, in addition to the $499,400 spent in 1998, in connection with remediating its systems.

     As a result of its Year 2000 readiness efforts, the Company's mission critical information technology and non-information technology systems successfully distinguished between the year 1900 and the year 2000 on January 1, 2000, without any mission critical application failure. The Company will continue to monitor its mission critical computer applications throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

EFFECT  OF  INFLATION

     Management believes that inflation has not had a material effect on U.S. Aggregates.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). Effective January 1, 1999, SOP 98-5 requires that all costs related to start-up activities, including organizational costs, be expensed as incurred. The cumulative effect of the adoption of SOP 98-5 impacted our net earnings by $84, which has been recorded as a nonoperating expense in the first quarter of 1999.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). We adopted SOP 98-1 on January 1, 1999. SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company expensed such costs as incurred through December 31, 1998 and have capitalized certain costs incurred in 1999. These costs are being depreciated using the straight-line method over 5 years. The impact of the adoption of SOP 98-1 was not material.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Subsequently, in June 1999, the FASB issued SFAS No, 137, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133, which amended SFAS No. 133. Because of our minimal use of derivatives, management does not anticipate that the adoption of this standard will have a significant impact on our net earnings, financial position or cash flows.

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


ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

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


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     Reference is made to the financial statements listed under the heading "(a)(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III
                                    --------


ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information regarding directors and executive officers of the Company is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1999 fiscal year.


ITEM  11.     EXECUTIVE  COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1999 fiscal year.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1999 fiscal year.


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1999 fiscal year.


                                    PART IV
                                    -------


ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Consolidated  Financial  Statements

     The following consolidated financial statements of U.S. Aggregates, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:

     Report of Independent Public Accountants                                F-2
     Consolidated Balance Sheets as of December 31, 1999 and 1998            F-3
     Consolidated  Statements  of  Operations  for  the  Years  Ended
        December 31, 1999, 1998 and 1997                                     F-4
     Consolidated  Statements  of  Shareholders'  Equity  for  the  Years
        Ended December 31, 1999, 1998 and 1997                               F-5
     Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
        December 31, 1999, 1998 and 1997                                     F-6
     Consolidated Notes to Financial Statements                              F-7


(a)(2)  Financial  Statement  Schedules

     All financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

(a)(3)  Exhibits


Exhibit  No.   Description
------------   -----------

3.1* Form of Restated Certificate of Incorporation of the Company (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 3.1(vi), filed July 14, 1999)

3.2* Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

4.1(i)* Third Amended and Restated Credit Agreement dated as of June 5, 1998 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.1(i), filed July 14, 1999)

4.1(ii)*       First  Amendment  to  Third  Amended  and  Restated  Credit
               Agreement dated as of April 14, 1999 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Amendment No. 1 to Form S-1 (Reg. No. 333-79209),
               Exhibit  4.1(ii),  filed  July  14,  1999)

4.1(iii)       Second  Amendment  to  Third  Amended  and  Restated  Credit
               Agreement dated as of August 12, 1999 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent

4.1(iv)        Third  Amendment  to  Third  Amended  and  Restated  Credit
               Agreement dated as of January 13, 2000 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent

4.2* Amended and Restated Security Agreement dated as of June 5, 1998 by and among the Company, its subsidiaries and Bank of America National Trust and Savings Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.2, filed July 14, 1999)

4.3* Amended and Restated Company Pledge Agreement dated as of June 5, 1998 by and between the Company and Bank of America National Trust and Savings Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.3, filed July 14,
               1999)

4.4* Amended and Restated Subsidiary Pledge Agreement dated as of June 5, 1998 by and among Western Aggregates Holding Corp., Western Rock Products Corp., SRM Holdings Corp., Southern Ready Mix, Inc., Monroc, Inc. and Bank of America National
               Trust  and  Savings  Association  (Amendment  No.  1  to Form S-1
               (Reg.  No.  333-79209),  Exhibit  4.4,  filed  July  14,  1999)

4.5*           Amended  and  Restated  Shareholder  Pledge  Agreement  dated  as of  June  5,  1998  by  and  among  Western  Aggregates  Holding
               Corp.'s stockholders, SRM Holdings Corp.'s stockholders and Bank of America National Trust and Savings Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.5, filed July 14, 1999)

4.6* Amended and Restated Guaranty dated as of June 5, 1998 by and among the Company's subsidiaries, various financial institutions and Bank of America National Trust and Savings
               Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.6, filed July 14, 1999)

4.7(i)* Amended and Restated Note and Warrant Purchase Agreement dated as of June 5, 1998 by and between the Company and The Prudential Insurance Company of America (Amendment No. 1 to
               Form  S-1  (Reg.  No.  333-79209),  Exhibit  4.7(i),  filed  July
               14,  1999)

4.7(ii)* Amendment No. 1 to Amended and Restated Note and Warrant Purchase Agreement dated as of April 14, 1999 by and between the Company and The Prudential Insurance Company of America (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.7(ii), filed July 14, 1999)

4.7(iii)*      Waiver  under  Note  Agreement  dated  as  of  April  15, 1999 by and  between  the  Company  and  The Prudential Insurance Company of  America  (Amendment  No.  1  to  Form  S-1  (Reg.  No.  333-
               79209),  Exhibit  4.7(iii),  filed  July  14,  1999)

4.7(iv) Amendment No. 2 to Amended and Restated Note and Warrant Purchase Agreement dated as of August 12, 1999 by and between the Company and The Prudential Insurance Company of America

4.8* Amended and Restated Guaranty dated as of June 5, 1998 by and among the Company's subsidiaries and The Prudential Insurance Company of America (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.8, filed July 14, 1999)

4.9(i)* Registration Rights and Stockholders' Agreement dated as of November 21, 1996 by and among the Company, the Company's stockholders and The Prudential Insurance Company of America (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.9(i), filed July 14, 1999)

4.9(ii)*       First  Amendment  to  Registration  Rights  and  Stockholders'
               Agreement dated as of June 5, 1998 by and among, the Company, the Company's stockholders and The Prudential
               Insurance Company of America (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.9(ii), filed July 14, 1999)

4.10*          Warrant  Agreement  dated  as  of  November  21,  1996  by  and between  the  Company  and  The  Prudential  Insurance Company of
               America  (Amendment  No.  1  to  Form  S-1  (Reg. No. 333-79209),
               Exhibit  4.10,  filed  July  14,  1999)

4.11* Warrant Agreement dated as of June 5, 1998 by and between the Company and The Prudential Insurance Company of America (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.11, filed July 14, 1999)

4.12*          Letter  Agreement  dated  as  of  April  15,  1999  by  and among
               Golder, Thoma, Cressey, Rauner Fund IV, L.P., Harris Trust and Savings Bank, Bank of America National Trust and Savings
               Association, as Agent, The Prudential Insurance Company of America and the Company (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.12, filed July 14, 1999)

4.13* Floating Rate Loan - Procedures Letter dated as of April 15, 1999 by and between Harris Trust and Savings Bank and the
               Company  (Amendment  No.  1  to  Form  S-1  (Reg. No. 333-79209),
               Exhibit  4.13,  filed  July  14,  1999)

4.14* Guaranty, dated April 15, 1999, in favor of Harris Trust and Savings Bank executed by Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Amendment No. 1 to Form S-1 (Reg. No. 333-
               79209),  Exhibit  4.14,  filed  July  14,  1999)

10.1* Form of Underwriting Agreement among the Company, the Selling Stockholders, BT Alex Brown Incorporated, The Robinson-Humphrey Company, LLC and J. Henry Schroder & Co. Limited (Form S-1 (Reg. No. 333-79209), Exhibit 1.1, filed May 24, 1999)

10.2* Equity Purchase Agreement dated as of January 24, 1994 between the Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P. (Form S-1 (Reg. No. 333-79209), Exhibit 10.2, filed May 24, 1999)

10.3* Stockholders Agreement dated as of January 24, 1994 by and among the Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein (Form S-1
               (Reg.  No.  333-79209),  Exhibit  10.3,  filed  May  24,  1999)

10.4* Stockholders Joinder Agreement dated as of August 1, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Edward A. Dougherty (Form S-1 (Reg. No. 333-79209), Exhibit 10.4, filed May 24, 1999)

10.5* Stockholders Joinder Agreement dated as of August 5, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund
               IV, L.P. and Morris L. Bishop (Form S-1 (Reg. No. 333-79209), Exhibit 10.5, filed May 24, 1999)

10.6* Stockholders Joinder Agreement dated as of October 31, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Charles R. Pullin (Form S-1 (Reg. No. 333-79209), Exhibit 10.6, filed May 24, 1999)

10.7* Stockholders Joinder Agreement dated as of July 31, 1998 by and among the Company, James A. Harris and James A. Harris Grantor Retained Annuity Trust (Form S-1 (Reg. No. 333-
               79209),  Exhibit  10.7,  filed  May  24,  1999)

10.8* Stockholders Joinder Agreement dated as of October 1, 1998 by and among the Company, James A. Harris and The James A. Harris Charitable Remainder Unitrust (Form S-1 (Reg. No. 333-79209), Exhibit 10.8, filed May 24, 1999)

10.9* Registration Rights Agreement dated as of January 24, 1994 by and among the Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein (Form S-1 (Reg. No. 333-79209), Exhibit 10.9, filed May 24, 1999)

10.10* Registration Rights Joinder Agreement dated as of August 1, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Edward A. Dougherty (Form S-1 (Reg. No. 333-79209), Exhibit 10.10, filed May 24, 1999)

10.11* Registration Rights Joinder Agreement dated as of August 5, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Morris L. Bishop (Form S-1 (Reg. No. 333-79209), Exhibit 10.11, filed May 24, 1999)

10.12* Registration Rights Joinder Agreement dated as of October 31, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Charles R. Pullin (Form S-1 (Reg. No. 333-79209), Exhibit 10.12, filed May 24, 1999)

10.13* Senior Management Agreement dated as of January 24, 1994 by and between the Company and James A. Harris (Form S-1 (Reg. No. 333-79209), Exhibit 10.13, filed May 24, 1999)

10.15* Senior Management Agreement dated as of November 20, 1996 by and between the Company and James A. Harris (Form S-1 (Reg. No. 333-79209), Exhibit 10.15, filed May 24, 1999)

10.16* Senior Management Agreement dated as of January 24, 1994 by and between the Company and Michael J. Stone (Form S-1 (Reg. No. 333-79209), Exhibit 10.16, filed May 24, 1999)

10.18* Senior Management Agreement dated as of November 20, 1996 by and between the Company and Michael J. Stone (Form S-1 (Reg. No. 333-79209), Exhibit 10.18, filed May 24, 1999)

10.19* Senior Management Agreement dated as of August 5, 1994 by and between the Company and Morris L. Bishop, Jr. (Form S-1 (Reg. No. 333-79209), Exhibit 10.19, filed May 24, 1999)

10.20* Senior Management Agreement dated as of October 1, 1997 by and between the Company and Morris L. Bishop, Jr. (Form S-1 (Reg. No. 333-79209), Exhibit 10.20, filed May 24, 1999)

10.21* Executive Stock Pledge Agreement dated as of January 24, 1994 by and between the Company and James A. Harris (Form S-
               1  (Reg.  No.  333-79209),  Exhibit  10.21,  filed  May 24, 1999)

10.22* Executive Stock Pledge Agreement dated as of May 10, 1994 by and between the Company and James A. Harris (Form S-1 (Reg. No. 333-79209), Exhibit 10.22, filed May 24, 1999)

10.23* Executive Stock Pledge Agreement dated as of November 20, 1996 by and between the Company and James A. Harris. (Form S-
               1 (Reg. No. 333-79209), included as Exhibit B to exhibit 10.15, filed May 24, 1999)

10.24* Executive Stock Pledge Agreement dated as of January 24, 1994 by and between the Company and Michael J. Stone (Form S-
               1  (Reg.  No.  333-79209),  Exhibit  10.24,  filed  May 24, 1999)

10.25* Executive Stock Pledge Agreement dated as of May 10, 1994 by and between the Company and Michael J. Stone (Form S-1 (Reg. No. 333-79209), Exhibit 10.25, filed May 24, 1999)

10.26* Executive Stock Pledge Agreement dated as of November 20, 1996 by and between the Company and Michael J. Stone. (Form S-1 (Reg. No. 333-79209), included as Exhibit B to exhibit 10., filed May 24, 1999)

10.27* Executive Stock Pledge Agreement dated as of August 5, 1994 by and between the Company and Morris L. Bishop, Jr. (Form S-1 (Reg. No. 333-79209), Exhibit 10.27, filed May 24, 1999)

10.28* Executive Stock Pledge Agreement dated as of November 20, 1996 by and between the Company and Morris L. Bishop, Jr.
               (Form  S-1  (Reg.  No.  333-79209),  included  as  Exhibit  B  to exhibit  10.43,  filed  May  24,  1999)

10.29* Executive Stock Pledge Agreement dated as of October 1, 1997 by and between the Company and Morris L. Bishop, Jr. (Form S-1 (Reg. No. 333-79209), included as Exhibit B to exhibit 10.20, filed May 24, 1999)

10.30*         Promissory  Note  dated  as  of  January  24,  1994  by  James A.
               Harris in favor of the Company in the principal amount of $16,223.76. (Form S-1 (Reg. No. 333-79209), Exhibit 10.30,
               filed  May  24,  1999)

10.31*         Promissory  Note  dated  as  of  May  10, 1994 by James A. Harris in  favor  of  the  Company  in  the  principal  amount  of
               $121,638.24.  (Form  S-1  (Reg.  No.  333-79209),  Exhibit 10.31,
               filed  May  24,  1999)

10.32*         Promissory  Note  dated  as  of  November  20,  1996  by James A.
               Harris  in  favor  of  the  Company  in  the  principal amount of
               $8,096.89.  (Form  S-1  (Reg.  No.  333-79209),  included  as
               Exhibit  A  to  exhibit  10.15,  filed  May  24,  1999)

10.33*         Promissory  Note  dated  as  of  January  24,  1994 by Michael J.
               Stone in favor of the Company in the principal amount of $10,809.18. (Form S-1 (Reg. No. 333-79209), Exhibit 10.33,
               filed  May  24,  1999)

10.34*         Promissory  Note  dated  as  of  May 10, 1994 by Michael J. Stone in favor of the Company in the principal amount of $81,098.82. (Form S-1 (Reg. No. 333-79209), Exhibit 10.34,
               filed  May  24,  1999)

10.35*         Promissory  Note  dated  as  of  November  20, 1996 by Michael J.
               Stone in favor of the Company in the principal amount of $8,096.89. (Form S-1 (Reg. No. 333-79209), included as
               Exhibit  A  to  Exhibit  10.18,  filed  May  24,  1999)

10.36* Promissory Note dated August 5, 1994 by Morris L. Bishop in favor of the Company in the principal amount of $16,903.08. (Form S-1 (Reg. No. 333-79209), Exhibit 10.36, filed May 24,
               1999)

10.37* Promissory Note dated November 20, 1996 by Morris L. Bishop in favor of the Company in the principal amount of $9,940.05. (Form S-1 (Reg. No. 333-79209), included as
               Exhibit  A  to  exhibit  10.43,  filed  May  24,  1999)

10.38* Demand Note dated October 1, 1997 by Morris L. Bishop in favor of the Company in the principal amount of $219,985.62. (Form S-1 (Reg. No. 333-79209), included as an exhibit A to exhibit  20,  filed  May  24,  1999)

10.39* Amended and Restated Employment Agreement dated August 18, 1999 with James A. Harris (Form 10-Q for the Quarterly
               Period Ended September 30, 1999, Exhibit 10.2, filed November 12, 1999)

10.40* Amended and Restated Employment Agreement dated August 18, 1999 with Michael J. Stone (Form 10-Q for the Quarterly Period Ended September 30, 1999, Exhibit 10.3, November 12,
               1999)

10.41* Amended and Restated Employment Agreement dated August 18, 1999 with Morris L. Bishop, Jr. (Form 10-Q for the Quarterly Period Ended September 30, 1999, Exhibit 10.4, November 12,
               1999)

10.42(i)*      Agreement  and  Plan  of  Merger  dated as of January 29, 1998 by and  among  the  Company,  Western  Acquisition, Inc. and Monroc,
               Inc.  (Form  S-1  (Reg.  No.  333-79209), Exhibit 10.42(i), filed
               May  24,  1999)

10.42(ii)*     Amended  and  Restated  Agreement  and  Plan  of  Merger dated as of  March  4,  1998  by  and  among  the  Company,  Western
               Acquisition,  Inc.  and  Monroc,  Inc.  (Form  S-1 (Reg. No. 333-
               79209),  Exhibit  10.42(ii),  filed  May  24,  1999)

10.43* Senior Management Agreement dated as of November 20, 1996 by and between the Company and Morris L. Bishop, Jr. (Form S-1 (Reg. No. 333-79209), Exhibit 10.43, filed May 24, 1999)

10.44* Stockholders Joinder Agreement dated as of December 31, 1997 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Jeanne T. Richey (Amendment No. 1 to Form
               S-1  (Reg.  No.  333-79209),  Exhibit  10.44,  filed  July  14,
               1999)

10.45* Letter Agreement dated as of April 18, 1998 by and between the Company and Edward A. Dougherty (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 10.45, filed July 14,
               1999)

10.46* Letter Agreement dated as of April 18, 1998 by and between the Company and Edward A. Dougherty (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 10.46, filed July 14,
               1999)

10.47* Letter Agreement dated as of December 30, 1998 by and between the Company and Edward A. Dougherty (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 10.47, filed July 14, 1999)

10.49* U.S. Aggregates, Inc. 1999 Long Term Incentive Plan (Amendment No. 4 to Form S-1 (Reg. No. 333-79209), Exhibit 10.49, filed August 12, 1999)

21.1           Subsidiaries  of  the  Company

27.1           Financial  Data  Schedule  (EDGAR  Filing  Only)


*  Incorporated  by  reference  to  the  filing  indicated.

(b)  Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 1999.



All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2000.



                                        U.S.  AGGREGATES,  INC.



                                                 /s/  James  A.  Harris
                                        ----------------------------------------
                                        James  A.  Harris
                                        Chairman  and  Chief  Executive  Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



             SIGNATURE               TITLE                      DATE


    /s/  James  A.  Harris     Chairman and Chief Executive     March  16,  2000
 ---------------------------            Officer
    James  A. Harris          (Principal Executive Officer)


    /s/ Michael J. Stone       Executive Vice President, Chief  March  16,  2000
 ---------------------------   Financial  Officer, Treasurer,
    Michael  J.  Stone         Secretary  and  Director
                               (Principal  Financial  Officer)


    /s/ Morris L. Bishop, Jr.  President, Chief Operation       March  16,  2000
 ---------------------------   Officer  and  Director
    Morris  L.  Bishop,  Jr.


    /s/  Bruce  V.  Rauner              Director                March  16,  2000
----------------------------
    Bruce  V.  Rauner


    /s/  David  A.  Donnini             Director                March  16,  2000
----------------------------
    David  A.  Donnini


    /s/Edward  A.  Dougherty            Director                March  16,  2000
----------------------------
    Edward  A.  Dougherty


    /s/  Franz  Cristiani               Director                March  16,  2000
----------------------------
    Franz  Cristiani


    /s/  Raymond  Wingard               Director                March  16,  2000
----------------------------
     Raymond  Wingard

                              U.S. AGGREGATES, INC.
                          INDEX TO FINANCIAL STATEMENTS






     Report of Independent Public Accountants                                F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998            F-3

     Consolidated  Statements  of  Operations  for  the  Years  Ended
         December 31, 1999, 1998 and 1997                                    F-4

     Consolidated  Statements  of  Shareholders'  Equity  for  the
         Years  Ended December 31, 1999, 1998 and 1997                       F-5

     Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
         December 31, 1999, 1998 and 1997                                    F-6

     Consolidated Notes to Financial Statements                              F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO  THE  SHAREHOLDERS  AND  THE  BOARD  OF  DIRECTORS  OF
U.S.  AGGREGATES,  INC.:


     We have audited the accompanying consolidated balance sheets of U.S. Aggregates, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Aggregates, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.




/s/  Arthur  Andersen  LLP

San  Francisco,  California
February  3,  2000


                                    U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share amounts)


                                                    ASSETS

                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                    1999            1998
                                                                               --------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .  $       4,478   $       2,849
  Trade accounts receivable, net of allowance for doubtful accounts
    of $1,273 and $1,163. . . . . . . . . . . . . . . . . . . . . . . . . . .         52,294          37,703
  Notes and other receivables . . . . . . . . . . . . . . . . . . . . . . . .          2,022           8,104
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,041          25,480
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .          5,780           3,966
                                                                               --------------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .         92,615          78,102

PROPERTY, PLANT AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . . . . .        292,910         232,319

INTANGIBLE ASSETS, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,308          25,543

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,095           1,647
                                                                               --------------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     414,928   $     337,611
                                                                               ==============  ==============


                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      35,631   $      24,111
  Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,743           1,270
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          8,033           7,676
  Income tax payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            886             890
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .          9,298           6,781
  Demand note . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           8,020
                                                                               --------------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .         56,591          48,748

LONG-TERM DEBT, net of current portion. . . . . . . . . . . . . . . . . . . .        160,312         185,790
DEFERRED INCOME TAXES, net. . . . . . . . . . . . . . . . . . . . . . . . . .         55,404          44,611
OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             96             192
                                                                               --------------  --------------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        272,403         279,341
                                                                               --------------  --------------

MINORITY INTEREST, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .             12           3,160
                                                                               --------------  --------------
COMMITMENTS AND CONTINGENCIES (Note 13)

MANDATORY REDEEMABLE PREFERRED STOCK, $.01 par value,
  10,000,000 and 500,000 shares authorized, 0 and 300,842 shares outstanding.              -          43,563
                                                                               --------------  --------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 and 7,508,664
    shares authorized, 14,908,222 and 6,144,250 shares outstanding,
    including 7,629 shares of treasury stock. . . . . . . . . . . . . . . . .            149              61
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .        123,648           2,887
  Notes receivable from sale of stock . . . . . . . . . . . . . . . . . . . .         (1,195)           (640)
  Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . .             (2)             (2)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,913           9,241
                                                                               --------------  --------------
      Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . .        142,513          11,547
                                                                               --------------  --------------

      Total liabilities, minority interest, mandatory redeemable
        preferred stock and shareholders' equity. . . . . . . . . . . . . . .  $     414,928   $     337,611
                                                                               ==============  ==============



The accompanying notes are an integral part of these statements.


                           U.S. AGGREGATES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except share amounts)


                                                              YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                          1999         1998         1997
                                                       -----------  -----------  -----------
NET SALES . . . . . . . . . . . . . . . . . . . . . .  $  298,181   $  228,739   $  163,243
COST OF PRODUCTS SOLD . . . . . . . . . . . . . . . .     213,677      168,220      119,132
                                                       -----------  -----------  -----------
      Gross profit. . . . . . . . . . . . . . . . . .      84,504       60,519       44,111

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. . . . .      32,035       25,001       18,275
DEPRECIATION, DEPLETION AND AMORTIZATION. . . . . . .      12,851       11,098        7,830
                                                       -----------  -----------  -----------
      Income from operations. . . . . . . . . . . . .      39,618       24,420       18,006

OTHER EXPENSES:
  Interest, net . . . . . . . . . . . . . . . . . . .     (16,042)     (14,351)      (8,344)
  Loss on sale of real estate . . . . . . . . . . . .           -         (386)           -
  Other, net. . . . . . . . . . . . . . . . . . . . .        (307)        (718)        (150)
                                                       -----------  -----------  -----------
      Income before provision for income taxes,
        minority interest and extraordinary item. . .      23,269        8,965        9,512

PROVISION FOR INCOME TAXES. . . . . . . . . . . . . .      (8,499)      (3,748)      (3,384)
                                                       -----------  -----------  -----------
      Income before minority interest and
        extraordinary item. . . . . . . . . . . . . .      14,770        5,217        6,128

MINORITY INTEREST . . . . . . . . . . . . . . . . . .        (573)        (385)        (623)
                                                       -----------  -----------  -----------
      Income before extraordinary item. . . . . . . .      14,197        4,832        5,505

EXTRAORDINARY ITEM:  Loss on extinguishment of debt,
  less applicable income tax benefit of $161 and $212        (264)        (338)           -
                                                       -----------  -----------  -----------
      Net income. . . . . . . . . . . . . . . . . . .  $   13,933   $    4,494   $    5,505
                                                       ===========  ===========  ===========


Income per common share-basic
  Income before extraordinary item available for
    common shareholders . . . . . . . . . . . . . . .  $     1.20   $     0.12   $     0.29
  Extraordinary item, net of tax. . . . . . . . . . .       (0.03)       (0.06)           -
                                                       -----------  -----------  -----------
  Net income available for common shareholders. . . .  $     1.17   $     0.06   $     0.29
                                                       ===========  ===========  ===========
  Weighted average common shares outstanding. . . . .   9,522,156    6,136,630    6,116,718


Income per common share-diluted
  Income before extraordinary item available for
    common shareholders . . . . . . . . . . . . . . .  $     1.16   $     0.11   $     0.28
  Extraordinary item, net of tax. . . . . . . . . . .       (0.03)       (0.06)           -
                                                       -----------  -----------  -----------
  Net income available for common shareholders. . . .  $     1.13   $     0.05   $     0.28
                                                       ===========  ===========  ===========
  Weighted average common shares outstanding. . . . .   9,799,817    6,382,094    6,306,747



The accompanying notes are an integral part of these statements.


                                              U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (in thousands, except share amounts)


                                                                                     TREASURY STOCK
                                                                        NOTES      -------------------
                                     COMMON STOCK       ADDITIONAL    RECEIVABLE    SHARES                             TOTAL
                                  -------------------    PAID-IN      FROM SALE     HELD IN              RETAINED   SHAREHOLDERS'
                                    SHARES    AMOUNT     CAPITAL       OF STOCK    TREASURY    AMOUNT    EARNINGS      EQUITY
                                  ----------  -------  ------------  ------------  ---------  --------  ----------  -------------
BALANCE AT
  DECEMBER 31, 1996. . . . . . .   6,144,250  $    61  $     2,585   $      (361)         -   $     -   $   7,051   $      9,336
  Purchase of treasury stock,
    net. . . . . . . . . . . . .           -        -            -             -     43,190      (220)          -           (220)
  Notes receivable, net of
    payments . . . . . . . . . .           -        -            2          (232)   (35,561)      218           -            (12)
  Accretion of mandatory
    redeemable preferred
    stock dividend . . . . . . .           -        -            -             -          -         -      (3,712)        (3,712)
  Net income . . . . . . . . . .           -        -            -             -          -         -       5,505          5,505
                                  ----------  -------  ------------  ------------  ---------  --------  ----------  -------------
BALANCE AT
  DECEMBER 31, 1997. . . . . . .   6,144,250       61        2,587          (593)     7,629        (2)      8,844         10,897
  Notes receivable, net of
    payments . . . . . . . . . .           -        -            -           (47)         -         -           -            (47)
  Issuance of stock warrants . .           -        -          300             -          -         -           -            300
  Accretion of mandatory
    redeemable preferred
    stock dividend . . . . . . .           -        -            -             -          -         -      (4,097)        (4,097)
  Net income . . . . . . . . . .           -        -            -             -          -         -       4,494          4,494
                                  ----------  -------  ------------  ------------  ---------  --------  ----------  -------------
BALANCE AT
  DECEMBER 31, 1998. . . . . . .   6,144,250       61        2,887          (640)     7,629        (2)      9,241         11,547
  Notes receivable, net of
    payments . . . . . . . . . .           -        -            -           (62)         -         -           -            (62)
  Conversion of minority
    interest to equity . . . . .     649,363        6        8,760          (493)         -         -           -          8,273
  Issuance of common stock . . .   5,000,000       50       65,656             -          -         -           -         65,706
  Exercise of warrants . . . . .      22,800        1           (1)            -          -         -           -              -
  Accretion of mandatory
    redeemable preferred
    stock dividend . . . . . . .           -        -            -             -          -         -      (2,814)        (2,814)
  Conversion of preferred shares
    and accreted dividends to
    common shares. . . . . . . .   3,091,809       31       46,346             -          -         -           -         46,377
  Net income . . . . . . . . . .           -        -            -             -          -         -      13,933         13,933
  Cash dividends declared. . . .           -        -            -             -          -         -        (447)          (447)
                                  ----------  -------  ------------  ------------  ---------  --------  ----------  -------------
BALANCE AT
  DECEMBER 31, 1999. . . . . . .  14,908,222  $   149  $   123,648   $    (1,195)     7,629   $    (2)  $  19,913   $    142,513
                                  ==========  =======  ============  ============  =========  ========  ==========  =============



        The accompanying notes are an integral part of these statements.


                                   U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands, except share amounts)


                                                                                YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                             1999        1998        1997
                                                                          ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before extraordinary item . . . . . . . . . . . . . . . . . . .  $  14,197   $   4,832   $   5,505
  Adjustments to reconcile income before extraordinary item
    to net cash provided by operating activities:
      Depreciation, depletion and amortization . . . . . . . . . . . . .     12,851      11,098       7,830
      Provision for doubtful accounts, net . . . . . . . . . . . . . . .        109         (49)        (88)
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .      7,117       3,226       3,129
      Loss (gain) on disposal of fixed assets and real estate. . . . . .       (171)        330         (63)
      Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .        573         775         981
      Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . .       (264)       (338)          -
      Change in operating assets and liabilities:
        Trade accounts, notes and other receivables. . . . . . . . . . .     (9,096)    (13,018)     (2,589)
        Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,665)     (8,280)     (3,160)
        Prepaid expenses and other . . . . . . . . . . . . . . . . . . .     (5,919)      2,890      (4,218)
        Trade accounts payable and accrued liabilities . . . . . . . . .     11,341         347      (2,309)
        Income taxes payable . . . . . . . . . . . . . . . . . . . . . .         (4)        916         615
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (96)        454        (347)
                                                                          ----------  ----------  ----------
          Net cash provided by operating activities. . . . . . . . . . .     26,973       3,183       5,286
                                                                          ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment . . . . . . . . . . . . . .    (63,097)    (27,330)    (17,750)
  Acquisition of subsidiaries, net of cash acquired. . . . . . . . . . .       (325)    (83,884)     (4,038)
  Proceeds from sale of fixed assets . . . . . . . . . . . . . . . . . .      3,455      10,360       1,310
                                                                          ----------  ----------  ----------
          Net cash used in investing activities. . . . . . . . . . . . .    (59,967)   (100,854)    (20,478)
                                                                          ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . .   (101,281)    (85,990)       (693)
  New borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .     70,198     185,731      14,946
  Proceeds from sale of stock, net . . . . . . . . . . . . . . . . . . .     65,706           -           -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         300           -
                                                                          ----------  ----------  ----------
          Net cash provided by financing activities. . . . . . . . . . .     34,623     100,041      14,253
                                                                          ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . .      1,629       2,370        (939)

CASH, beginning of period. . . . . . . . . . . . . . . . . . . . . . . .      2,849         479       1,418
                                                                          ----------  ----------  ----------
CASH, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,478   $   2,849   $     479
                                                                          ==========  ==========  ==========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  15,684   $  13,364   $   8,311
    Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        600         131        (639)
NONCASH TRANSACTIONS:
  Value assigned to warrants . . . . . . . . . . . . . . . . . . . . . .          -         300           -
  Accretion of preferred stock dividend. . . . . . . . . . . . . . . . .      2,814       4,097       3,712
  Conversion of minority interest to equity. . . . . . . . . . . . . . .      8,273           -           -
  Conversion of preferred shares and accreted dividends to common shares     46,377           -           -
  Dividends declared but not paid. . . . . . . . . . . . . . . . . . . .        447           -           -



The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  BUSINESS

     U.S. Aggregates, Inc. (a Delaware corporation, hereinafter referred to as "USAI" or "the Company") was incorporated in 1994. USAI is a leading producer of aggregates, primarily crushed stone, sand and gravel and associated aggregate-based materials and services. Its products are used primarily for the construction and maintenance of highways and other infrastructure projects and for commercial and residential construction, in nine states. The Company operates through two wholly owned subsidiaries: SRM Holdings Corp. (SRMHC) and Western Aggregates Holding Corp. (WAHC). The current capital structure of USAI includes common stock with voting rights.

     The Company conducts its operations through one reportable segment: the quarrying and distribution of aggregate products. The Company operates in nine states which have been aggregated for segment reporting purposes.

RISK  FACTORS  RELATING  TO  THE  COMPANY'S  BUSINESS  AND  INDUSTRY

     The Company's business is seasonal, with peak revenue and profits occurring primarily in the months of April through November. Bad weather conditions during this period could adversely affect operating income and cash flow and could therefore have a disproportionate impact on the Company's results for the full year. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future.

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

     The Company's operations are subject to and affected by federal, state and local laws and regulations including such matters as land usage, street and highway usage, noise levels and health, safety and environmental matters. In many instances, various permits are required. Although management believes that the Company is in compliance with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements.

     Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of certain federal, state or local laws and regulations. Risk of environmental liability is inherent in the operation of the Company's business. As a result, it is possible that environmental liabilities will have a material adverse effect on the Company in the future.


2.  BASIS  OF  PRESENTATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

     The consolidated financial statements include the accounts of USAI and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

CASH  AND  CASH  EQUIVALENTS

     Cash and cash equivalents represent funds on deposit in non-interest and interest-bearing operating and/or highly liquid investment accounts, with original maturities of three months or less.

INVENTORIES

     Inventories are stated at the lower of average manufactured cost (which approximates the first-in, first-out method of accounting) or market. Average manufactured cost includes all direct labor and material costs and those indirect costs specifically related to aggregate production, including indirect labor, repairs, depreciation and depletion.

INCOME  PER  SHARE

     In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earning Per Share, the Company reports two separate income per share numbers, basic and diluted. Both were calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the impact of outstanding Warrants and stock options, using the treasury stock method.

USE  OF  ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY,  PLANT,  AND  EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets, which are as follows:

               Buildings                                     40     years
               Plant  and  equipment                      10-30     years
               Transportation  and  delivery  equipment    4-15     years
               Furniture  and  fixtures                    5-10     years

     In 1997, USAI changed the estimated lives of certain depreciable assets, resulting in an approximate $1,550 reduction of 1997 depreciation expense compared to what it would have been had the estimated lives not been changed.

     Expenditures for development, renewals and betterments of developing quarries and gravel pits are capitalized. Depletion of acquired or leased mineral deposits is calculated on the units-of-production method over the estimated remaining recoverable reserves. Repairs and maintenance that do not improve or extend the lives of the assets are charged against operations or included in the inventory overhead pool in the year benefited. When properties are retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

INTANGIBLES

     Goodwill is amortized on a straight-line basis over 40 years. Covenants not to compete are amortized on a straight-line basis over the life of the agreement. Deferred finance charges are amortized on a straight-line basis over the life of the related loan. As of December 31, 1999 and 1998, the accumulated amortization applicable to the intangible assets was $8,659 and $6,208, respectively.

RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform with the current-year presentation.

ACCOUNTING  FOR  THE  IMPAIRMENT  OF  LONG-LIVED  ASSETS

     The Company evaluates its plant and other long-term assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary. Using this approach, the Company's management determined that the cash flows would be sufficient to recover the carrying value of the Company's long-lived assets as of December 31, 1999 and 1998.

VALUATION  ACCOUNTS

     Below is a summary of the changes in the Company's valuation accounts for 1999, 1998 and 1997:

                                                    ADDITIONS
                                   BEGINNING   --------------------                 ENDING
                                    BALANCE    ACQUIRED   PROVIDED    DEDUCTIONS   BALANCE
                                   ----------  ---------  ---------  ------------  --------
1999
  Allowance for doubtful accounts  $    1,163  $       -  $     580  $      (470)  $  1,273
  Inventory valuation reserve . .         500          -         16         (500)        16
1998
  Allowance for doubtful accounts  $      629  $     583  $     409  $      (458)  $  1,163
  Inventory valuation reserve . .         291          -        500         (291)       500
1997
  Allowance for doubtful accounts  $      867  $       -  $      50  $      (288)  $    629
  Inventory valuation reserve . .         350          -        500         (559)       291

     Deductions include all charges against reserves. These deductions were made in the normal course of business and only for the specific use for which the reserve was identified and intended.

RECLAMATION  COSTS

     Quarry and pit reclamation costs are treated as normal ongoing costs and are expensed as incurred.

ENVIRONMENTAL  MATTERS

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Any other environmental costs are recorded in the period which the amount can be reasonably estimated. Among the variables that management must assess in evaluating costs associated with environmental issues are the evolving regulatory standards. It is impossible to quantify the impact of all actions regarding environmental matters, particularly the extent and cost of future remediation and other compliance efforts. However, the Company currently has no known material liabilities in connection with expected remediation or other environmental-related costs.

INCOME  TAXES

     USAI accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax bases, as well as the effect of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of change.

REVENUE  RECOGNITION

     Revenues  are  recognized  at  the  time  the related products are shipped.

     Contract revenues and costs are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date as a percentage of estimated total costs for each contract. Revisions in cost estimates during the course of a contract are reflected in the accounting period in which the change of costs becomes known. Provision for estimated losses on incomplete contracts is made in the period in which such losses become evident.

DEFERRED  OFFERING  COSTS

     As of December 31, 1999 and 1998 costs of $8,946 and $348, respectively, have been incurred in connection with the Company's initial public offering. Such costs were treated as a reduction of the proceeds from the offering.

FINANCIAL  INSTRUMENTS

     USAI's financial instruments, other than debt, consist of cash, short-term accounts receivable and accounts payable for which current carrying amounts are equal to or approximate fair market value. The estimated fair values of the Company's debt instruments at December 31, 1999, aggregated approximately $163,404 compared with a carrying amount of $169,610. The fair values were estimated based on the quoted market prices for similar issues, or on current rates anticipated by the Company for debt of the same remaining maturities.

INTERNAL  USE  SOFTWARE

     In March 1998, the AICPA issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). The Company adopted SOP 98-1 on January 1, 1999. SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company expensed such costs as incurred through December 31, 1998, and has capitalized certain costs incurred in 1999. These costs are being depreciated using the straight-line method over 5 years.

COSTS  OF  START-UP  ACTIVITIES

     In April 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). Effective January 1, 1999, SOP 98-5 requires that all costs related to certain start-up activities, including organizational costs, be expensed as incurred. The cumulative effect of the adoption of SOP 98-5 reduced net earnings by $84, which has been recorded as an expense in the period ended December 31, 1999.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Subsequently, in June 1999, the FASB issued SFAS No, 137, Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which amended SFAS No. 133. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of FAS 133 will have a significant impact on net earnings or the financial position of the Company.

COLLECTIVE  BARGAINING  AGREEMENTS

     The Company is a party to various collective bargaining agreements with labor unions. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements will expire at various times between April 2000 through February 2003.

3.  ACQUISITIONS

     On June 5, 1998, USAI, through WAHC, purchased all of the outstanding common stock of Monroc, Inc. (Monroc). Monroc's purchase price was approximately $67,800 in cash plus costs and certain assumed liabilities. The acquisition has been accounted for under the purchase method of accounting. The amount by which the total cost exceeded the fair value of the tangible net assets acquired of $1,135 was recognized as goodwill and is being amortized over 40 years.

     In addition, at various dates during 1997 and 1998, USAI, through its subsidiaries, acquired assets and businesses of several small companies. The operating results of the acquired businesses are included in the accompanying financial statements from their respective dates of acquisition.

     The following table reflects supplemental disclosure of noncash transactions related to these acquisitions for 1998:

    Fair value of assets acquired, including goodwill of $4,132       $ 139,417
    Liabilities  assumed                                                (55,533)
                                                                       ---------
    Cash  paid  for  assets                                           $  83,884
                                                                       =========

     The following unaudited selected pro forma financial data are presented as if the acquisitions (excluding Monroc's discontinued operations) had occurred on January 1, 1997. The pro forma financial information includes adjustments for amortization of goodwill and accrual of interest expense for the entire periods presented. The unaudited pro forma information presented below is not necessarily indicative of what results of operations actually would have been if the acquisition had occurred on the date indicated. Moreover, they are not necessarily indicative of future results.
                                                        1998              1997
                                                      --------          --------
                                                             (unaudited)
 Net  sales                                         $  249,224        $  212,910
 Income  before  extraordinary  items                    4,916             3,663
 Income  before  extraordinary  items  per  share   $     0.13        $    (.01)

ASSETS  HELD  FOR  SALE

     Concurrent with the acquisition of Monroc, the Company decided to dispose of the Precast Division operations of Monroc. The Precast Division operations concentrated on the production of pre-fabricated concrete products using our site casts and molds, made to meet existing industry construction standards. The Company accounted for the acquisition and disposition of this division as required by purchase accounting and EITF 87-11, "Allocation of Purchase Price to Assets to be Sold". This included recording expected operational income as well as interest on the cost of carrying this division as an allocation to purchase price of Monroc. On December 31, 1998, the Company sold the Precast Division for $8,637. No gain or loss was recognized on this disposition. The results of operations from the Precast Division between the date of acquisition and sale of $1,409 net of tax, and the interest expense associated with the purchase of the Precast Division of $247 net of tax was considered in the purchase price allocation. There were no earnings received or losses funded by Monroc during the operational period.

     Also, concurrent with the acquisition of Monroc, the Company decided to dispose of a depleted sand and gravel deposit site and an unused ready-mix plant site. The sites were sold during 1998 for $6,945 and no gain or loss was recognized on these dispositions.

4.  INVENTORIES

     Inventories  consist  of  the  following  as  of  December  31:

                      1999      1998
                    --------  --------
Finished products.  $24,624   $19,014
Raw materials. . .    2,341     5,730
Supplies and parts      551       888
Fuel . . . . . . .      541       348
Less: Allowances .      (16)     (500)
                    --------  --------
                    $28,041   $25,480
                    ========  ========

     Inventories are pledged as security under various debt agreements (see Note
6).


5.  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and equipment consist of the following as of December 31:

                                                1999       1998
                                              ---------  ---------
Land and improvements. . . . . . . . . . . .  $ 61,400   $ 40,293
Mineral deposits . . . . . . . . . . . . . .    89,228     88,756
Plant and equipment. . . . . . . . . . . . .   160,253    119,675
Furniture and fixtures . . . . . . . . . . .     5,391      4,148
Construction in progress . . . . . . . . . .     9,056      1,038
                                              ---------  ---------
                                               325,328    253,910
Less: Accumulated depreciation and depletion   (32,418)   (21,591)
                                              ---------  ---------
                                              $292,910   $232,319
                                              =========  =========

     The Company capitalized interest costs of $1,531 in 1999, and $0 in 1998 with respect to qualifying construction projects.

     Property, plant and equipment are pledged as security for various debt agreements (see Note 6).


6.  LONG-TERM  DEBT

     Long-term  debt  consists  of  the  following  as  of  December  31:

                                                            1999       1998
                                                          ---------  ---------
Prudential Insurance subordinated notes, net of discount
  of $664 and $753, respectively . . . . . . . . . . . .  $ 44,336   $ 44,247
Bank of America term loan A. . . . . . . . . . . . . . .    39,238     53,500
Bank of America term loan B. . . . . . . . . . . . . . .    46,404     58,500
Bank of America revolving loan . . . . . . . . . . . . .    30,000     24,200
Notes payable to former stockholders . . . . . . . . . .     4,001      4,997
Other. . . . . . . . . . . . . . . . . . . . . . . . . .     5,631      7,127
                                                          ---------  ---------
    Total long-term debt . . . . . . . . . . . . . . . .   169,610    192,571

Less: Current portion. . . . . . . . . . . . . . . . . .    (9,298)    (6,781)
                                                          ---------  ---------
    Long-term debt, net of current portion . . . . . . .  $160,312   $185,790
                                                          =========  =========

     The Bank of America credit facilities are secured by all of the assets of USAI. The Prudential Insurance notes are subordinated to the Bank of America credit facilities. Among other financial covenants, the debt agreements specify a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with these covenants at December 31, 1999 and 1998.

     The Company's credit facility and other debt documents will permit the payment of dividends subject to the following restrictions and limitations: (1) The Company is not in default under the credit agreement or senior subordinated notes; (2) is in pro forma compliance with all financial covenants in the credit agreement and senior subordinated notes; and (3) dividend payments do not exceed 15% of consolidated net income, excluding extraordinary items, for the prior year.

PRUDENTIAL  INSURANCE  COMPANY  SUBORDINATED  NOTES

     In November 1996 and June 1998, USAI issued $30,000 and $15,000, respectively, in subordinated notes to the Prudential Insurance Company of America (Prudential Insurance). Interest is due quarterly at a rate of 10.34 percent and 10.09 percent, respectively, per annum. Principal payments are scheduled as follows:

              2003                               $   6,000
              2004                                   6,000
              2005                                   6,000
              2006                                  16,500
              2007                                   4,500
              2008                                   6,000

     In connection with the issuance of the subordinated notes, USAI issued to Prudential Insurance warrants to purchase 286,380 shares of the common stock of USAI at a nominal cost. USAI has estimated the fair value of the warrants at $900 ($600 recorded in 1996 and $300 in 1998) and reflected this amount as a discount on the subordinated notes, with the offsetting credit to additional paid-in capital. The discount is being amortized on a straight-line basis (which approximates the interest method) over the life of the notes.

BANK  OF  AMERICA  TERM  LOANS

     USAI has a syndicated term loan facility with Bank of America NT & SA, as agent, and certain other financial institutions (Bank of America). In June 1998, the term loan agreement was amended to increase the total principal amount of the Term Loan from $30,000 to $115,000 of Term Loan A and Term Loan B. On August 19, 1999, the Company repaid $12,000 to each Term Loan A and Term Loan B with the proceeds from its initial public offering. In connection with the various restructuring of the Company's debt, previously capitalized fees and costs of $264 and $338, net of a tax benefit of $161 and $212, were recorded as an Extraordinary Item--Loss on Extinguishment of Debt in 1999 and 1998, respectively.

     Term loan A has interest payments due quarterly and is currently payable at the Eurodollar rate plus 1.375 percent, or approximately 7.5625 percent as of December 31, 1999. Principal payments are scheduled as follows:

        March  2000                              $    543
        June  2000  through  March  2001         $  1,793     per  quarter
        June  2001  through  March  2002         $  2,293     per  quarter
        June  2002  through  March  2003         $  2,543     per  quarter
        June  2003  through  March  2004         $  3,043     per  quarter

     Term loan B has interest payments due quarterly and is currently payable at the Eurodollar rate plus 2.25 percent, or approximately 8.4375 percent as of December 31, 1999. The principal is due March 2006.

BANK  OF  AMERICA  REVOLVING  LOAN

     On April 15, 1999, the Company's revolving loan facility was increased to $60,000. Subsequent to year-end, this loan facility was increased to $90,000. The revolving loan is to be paid in full by the revolving facility termination date in June 2004; however, USAI may terminate revolving commitments at any time provided that USAI pays, in full, all obligations. Interest on the unpaid principal amount of each revolving loan is due quarterly. The interest rate on this debt as of December 31, 1999 was 7.875%. The interest rate and commitment fee on unused amounts of the revolving loan vary based on certain performance criteria established by USAI's banks. However, the rates cannot exceed the Eurodollar rate plus 1.375%, the alternate reference rate plus 0.375%, or, in relation to commitment fees, 0.375% of the unused portion of the revolver.

NOTES  PAYABLE  TO  FORMER  SHAREHOLDERS

     In connection with the acquisition of certain companies, USAI subsidiaries have issued from time to time notes payable to the selling shareholders, several of whom remain employees and shareholders. These notes payable bear interest at rates from 6% to 10.65% per annum and have varying maturity dates continuing to 2001.

OTHER  DEBT

     Other debt consists primarily of various borrowings from banks, generally secured by equipment. Interest rates range from 7.9% to 10.0% and have varying maturity dates through 2018.

SCHEDULED  PAYMENTS  OF  LONG-TERM  DEBT

     Scheduled  long-term  debt  maturities  are  as  follows:

YEAR  ENDED  DECEMBER  31
-------------------------
2000 . . . . . . . . . . .  $  9,298
2001 . . . . . . . . . . .    10,804
2002 . . . . . . . . . . .    10,584
2003 . . . . . . . . . . .    18,241
2004 . . . . . . . . . . .    39,375
Thereafter . . . . . . . .    81,972
                            ---------
                             170,274

Less: Unamortized discount      (664)
                            ---------
                            $169,610
                            =========

7.  DEMAND  NOTE

     In March 1998, Harris Trust & Savings Bank granted USAI a $9,000 revolving line of credit guaranteed by a shareholder. On April 15, 1999, the Company retired the above note and was granted a $17,500 revolving line of credit also guaranteed by a shareholder. The note including interest was paid in full on August 19, 1999 with the proceeds from the Company's initial public offering.

8.  EMPLOYEE  BENEFIT  PLANS

U.S.  AGGREGATES  INC.  401(K)  PLAN

     Prior to 1998, some of USAI's subsidiaries had 401(k) plans with various vesting and discretionary contribution formulas. In 1998, USAI established a 401(k) plan that is funded by both employees and at the discretion of USAI. This plan is administered by a third party. Subsequently, the subsidiaries' 401(k) plans were merged into the USAI plan.

     All full-time employees other than certain union employees are eligible to participate in the U.S. Aggregates, Inc. 401(k) Plan. USAI may make discretionary contributions each year. Participants increase their vested interest in these discretionary contributions based upon years of employment in which at least 1,000 hours are worked, and they become fully vested after five years. Participants are fully vested in their contributions. For the years ended December 31, 1999, 1998 and 1997, USAI provided contributions of $0, $334 and $255, respectively.

SRM

     SRM maintains a benefit plan partially funded by key-man life insurance for current and former key employees of SRM. Benefits under the plan are discretionary and are payable over a ten-year period upon retirement at age 65 or upon death. As of December 31, 1999, 1998 and 1997, the present value of long-term benefits payable are $42, $76 and $79, respectively.

MULTIEMPLOYER  PLANS

     The Company participates in various multiemployer union pension plans through two of its subsidiaries. Contributions to these plans in 1999, 1998 and 1997 were approximately $842, $586 and $292, respectively.


9.  INCOME  TAXES

     USAI files a consolidated federal tax return. Its subsidiaries file tax returns in the states in which they conduct business.

     The  provision  for  income  taxes  for  1999, 1998 and 1997 is as follows:

            1999    1998    1997
           ------  ------  ------
Current:
  Federal  $1,197  $  884  $  255
  State        24     127       -
           ------  ------  ------
            1,221   1,011     255
           ------  ------  ------
Deferred:
  Federal   6,187   2,197   2,718
  State       930     328     411
           ------  ------  ------
            7,117   2,525   3,129
           ------  ------  ------

           $8,338  $3,536  $3,384
           ======  ======  ======

     The provision for income taxes as reflected in the accompanying statements of operations includes the following components:

                                            1999     1998     1997
                                           -------  -------  ------
Provision for income taxes. . . . . . . .  $8,499   $3,748   $3,384
Benefit for income taxes on extraordinary
  item. . . . . . . . . . . . . . . . . .    (161)    (212)       -
                                           -------  -------  ------
                                           $8,338   $3,536   $3,384
                                           =======  =======  ======

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                               1999       1998
                                             ---------  ---------
Deferred tax assets:
  Accruals and reserves . . . . . . . . . .  $    980   $    308
  Alternative minimum tax credit. . . . . .     3,040      2,425
  Net operating loss. . . . . . . . . . . .     4,778      3,922
  Other . . . . . . . . . . . . . . . . . .     1,156      1,211
                                             ---------  ---------
    Total deferred tax assets . . . . . . .     9,954      7,866
                                             ---------  ---------

Deferred tax liabilities:
  Depreciation and depletion. . . . . . . .   (30,584)   (24,147)
  Book basis in fixed assets over tax basis   (30,846)   (27,082)
  Other . . . . . . . . . . . . . . . . . .    (3,928)    (1,248)
                                             ---------  ---------
    Total deferred tax liabilities. . . . .   (65,358)   (52,477)
                                             ---------  ---------

    Net deferred tax liability. . . . . . .  $(55,404)  $(44,611)
                                             =========  =========

     The reconciliation of the statutory rate to the effective rate is as follows:

                                            1999     1998     1997
                                           -------  -------  -------
Tax at federal statutory rate . . . . . .  $7,995   $3,037   $3,234
State taxes, net of federal benefit . . .     742      304      358
Effect of tax rate increase to 35 percent       -      546        -
Depletion . . . . . . . . . . . . . . . .    (408)    (491)    (365)
Other . . . . . . . . . . . . . . . . . .       9      140      157
                                           -------  -------  -------
                                           $8,338   $3,536   $3,384
                                           =======  =======  =======

     At December 31, 1999 and 1998 the Company had net operating loss carryforwards of $12,492 and $10,437 available to offset future taxable income. These carryforwards expire through 2013. Alternative minimum tax credit carryforwards of $3,040 and $2,425 at December 31, 1999 and 1998 have no expiration date. Prior to 1998, the Company provided federal income taxes using a rate of 34%. In the year ended December 31, 1998 this rate was increased to 35% and deferred taxes were adjusted accordingly.

10.     CAPITAL  ACCOUNTS

COMMON  STOCK

     In August 1999, the company completed its initial public offering of common stock. The Company sold 5 million shares of common stock.

     At December 31, 1999 and 1998, the Company's $.01 par value common stock authorized was 100 million and 7,508,664 shares, with 14,908,222 and 6,144,250 shares outstanding, including 7,629 shares of treasury stock, respectively.

     The Company had a stock purchase plan periodically made available to select members of management. Under this formula plan, individuals are allowed to purchase stock in the Company or its subsidiaries. The Company sold 43,190 shares of its common stock under this program in 1997. Also 50 shares (12,120 equivalent USAI shares) of SRMHC and 2,500 shares (46,757 equivalent USAI shares) of WAHC common stock were sold under this program in 1998. Shares issued under this program were generally sold for a combination of cash and notes and were subject to vesting over a 6-year period. The vested and unvested shares were subject to various call or put options upon termination. The repurchase price was at fair market value for vested shares or original cost for unvested shares. The total number of shares outstanding under this program were 43,190 and 17,276 unvested and vested for the Company, 3,857 (72,136 equivalent USAI shares) and 952 (17,805 equivalent USAI shares) unvested and vested for WAHC and 170 (41,208 equivalent USAI shares) and 67 (16,241 equivalent USAI shares) unvested and vested for SRM. Immediately prior to the consummation of the initial public offering, the employees' shares in subsidiary stock were exchanged for stock of the Company, and the Company's and employees' rights with regard to vested shares ceased. The plan was terminated.

PREFERRED  STOCK

     At December 31, 1999 and 1998, the Company's $.01 par value non-voting preferred stock authorized was 10 million and 500,000 shares with 0 and 300,842 shares issued and outstanding, respectively. Aggregate and per share cumulative preferred dividends in arrears as of December 31 are as follows:

                                                         1999     1998     1997
                                                        ------   ------   ------
    Aggregate cumulative preferred dividends          $   -    $ 13,479  $ 9,382
    Per preferred share cumulative preferred dividends    -       44.80    31.18


     Effective November, 1996 the terms of the preferred stock agreement were modified, allowing the holders to redeem their shares at liquidation value plus all accrued and unpaid dividends at any date after January 2000, subject to the approval of the Company's lenders. As of December 31, 1998 the Company's debt agreements do not allow such a redemption.

      The preferred stock prior to redemption was reflected as Mandatorily Redeemable Preferred Stock on the balance sheet and was not considered a component of Shareholders' Equity. Dividends were accreted at a compound rate of 10% per annum.

     Accumulated accreted dividends of $16,293 have been charged against retained earnings through August 18, 1999, the completion of the Company's initial public offering, at which time all preferred stock with accumulated dividends were converted into common shares.

WARRANTS

     In connection with the issuance of the subordinated notes, USAI issued to Prudential Insurance warrants to purchase 286,380 shares of the Company's common stock at a nominal cost. These warrants were issued in 1998 and 1996. In September 1999, 22,800 shares were exercised.

     At December 31, 1999 and 1998, there were 263,580 and 286,380 warrants outstanding, respectively.


11.  INCOME  PER  SHARE

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. The reconciliation between the computations is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------------
                                                           1999                         1998                          1997
                                               ---------------------------  ---------------------------  ---------------------------
                                                                 PER SHARE                    PER SHARE                    PER SHARE
                                               INCOME    SHARES    AMOUNT   INCOME    SHARES    AMOUNT   INCOME    SHARES    AMOUNT
                                               -------  ---------  -------  -------  ---------  -------  -------  ---------  -------
Income before extraordinary item. . . . . . .  $14,197                      $ 4,832                      $ 5,505
  Less: Accretion of preferred stock dividend    2,814                        4,097                        3,712
                                               -------                      -------                      -------
Basic income before extraordinary item
  available to common shareholders. . . . . .   11,383  9,522,156  $  1.20      735  6,136,630  $  0.12    1,793  6,116,718  $  0.29
Effect of warrants and options                            277,661                      245,464                      190,029
                                                        ---------                    ---------                    ---------
Dilutive income before extraordinary item
  available to common shareholders. . . . . .  $11,383  9,799,817  $  1.16  $   735  6,382,094  $  0.11  $ 1,793  6,306,747  $  0.28
                                               =======  =========  =======  =======  =========  =======  =======  =========  =======

     All common stock equivalents are reflected in the Company's income per share calculations; the Company had no anti-dilutive common stock equivalent shares in 1999, 1998 and 1997.

     Net income per share for all periods presented and all share data reflect the Company's 30.0347 for 1 stock split effective at the time of the Company's initial public offering of common stock.


12.  CONCENTRATION  OF  CREDIT  RISK

     Financial instruments that potentially subject USAI to concentrations of credit risk consist primarily of cash and trade receivables.

     USAI places its cash on deposit with credit-worthy financial institutions, in accounts or instruments with maturities of three months or less. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers who service a large base of clients dispersed across many different industries throughout the southeastern and southwestern sections of the United States.

13.  COMMITMENTS  AND  CONTINGENCIES

     USAI and its subsidiaries lease office facilities, trucks, equipment and certain quarry sites under operating lease arrangements. Lease expense (other than royalties) was $11,154, $8,951 and $3,933 for the years ended December 31, 1999, 1998 and 1997, respectively. Total future minimum rentals under noncancelable operating leases as of December 31, 1999 are:

2000 . . . . . . . . .  $ 15,882
2001 . . . . . . . . .    15,702
2002 . . . . . . . . .    13,628
2003 . . . . . . . . .    12,182
2004 . . . . . . . . .    10,181
Thereafter . . . . . .    37,168
                        --------
                        $104,743
                        ========

     The Company operates several quarries on land owned entirely or in part by unrelated third parties. Pursuant to related agreements, the Company pays monthly royalties to the owner based on the quantity of aggregates sold. The initial terms of these agreements range from 5 to 40 years and generally include renewal options. The minimum royalty payments are included in the above table. Royalty expenses recorded pursuant to these arrangements in 1999, 1998 and 1997 totaled $5,740, $4,748 and $2,725, respectively.

     USAI and its subsidiaries are subject to various laws and regulations relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts. In the opinion of management, future compliance with existing environmental protection laws will not have a material adverse effect on the financial condition or results of operations of USAI.

     USAI acquired SRM from Lohja, Inc. (Lohja) in 1994. In connection with the purchase, USAI agreed to make semiannual payments to Lohja (the Lohja obligation) through December 31, 1999, under an initial $3,760 obligation, contingent upon the continuing operations and earnings of one of the Company's quarries. In September 1998, the Company signed a lease authorizing continuing operations at the quarry and in accordance with the original purchase agreement paid the balance owed of $1,149 in full satisfaction of the purchase contract.

     The Company has a quarry under development in DeKalb County, Georgia which is inactive but currently permitted as a dimensional stone quarry site. The Company intends to file a lawsuit against the county regarding a dispute over the issuance of a blasting permit to start a crushed stone operation. The DeKalb site development-stage activities to date have consisted primarily of site preparation work such as road construction, the placement of scales and legal fees. DeKalb has also made advance minimum royalty payments under a sublease agreement to be applied against payments due upon the commencement of operations at this site. Capitalized costs as of December 31, 1999 and 1998 in connection with this site were $1,636 and $1,524, respectively. Management feels that they will eventually open the quarry; however, in the event that DeKalb is not permitted to conduct operations at this quarry, the quarry will likely be leased to a dimensional stone producer.

     USAI is subject to various legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, the ultimate resolution of these issues would not have a material adverse effect on USAI's financial condition or results of operations.

14.  RELATED-PARTY  TRANSACTIONS

     During 1998, SRMHC issued 50 shares (12,120 equivalent USAI shares) of SRMHC common stock to one management member of SRMHC and received a note receivable of $57 for the issuance of such shares. This note bears interest at 8 percent per annum and is due on December 31, 2003.

     In 1998, WAHC issued 2,500 shares (46,757 equivalent USAI shares) of WAHC common stock to several members of WAHC management and received notes receivable of $250 for the issuance of these shares. Additionally, a member of Valley Asphalt, Inc.'s (Valley) management elected to purchase 625 shares (11,689 equivalent USAI shares) of WAHC's outstanding common stock, in lieu of amounts owed to them.

     In August 1999, immediately prior to the Company's initial public offering, all notes receivable pertaining to the purchase of SRMHC's and WAHC's common stock were transferred to USAI.

     Included in long-term debt is $2,033 and $1,682 as of December 31, 1999 and 1998 that is due to employees or shareholders who were former owners of acquired companies.

     An executive officer and director of the Company has a minority interest in Dekalb Stone, Inc., a company in which U.S. Aggregates is the majority shareholder.

     All related-party transactions are considered to be conducted at arm's length.

     USAI pays an advisory fee to one of its major shareholders. Such fee amounted to $150 for each of the years ended December 31, 1999, 1998 and 1997. Also, USAI paid advisory fees of approximately $416, $404 and $308 to a common and preferred shareholder of USAI for each of the years ended December 31, 1999, 1998 and 1997, respectively. These fees were paid in connection with various financing transactions undertaken by USAI during these years. The wife of one executive acts as a financial advisor to the Company. This advisor was paid a total of $144 and $151 in 1999 and 1998, respectively, for financial advisory services provided.


15.   U.S.  AGGREGATES,  INC.  LONG-TERM  INCENTIVE  PLAN

     The Board of Directors and the Company adopted the U.S. Aggregates, Inc. 1999 Long Term Incentive Plan, whereby the Company is authorized to issue up to 700,840 shares of the Company at a price equal to the fair market value of the stock on the date of grant. This plan terminates at the close of business on August 10, 2009. The vesting period for options granted under this plan is three years for employees of the Company and immediately upon the grant date for outside directors. Options granted under this plan are accounted for in accordance with APB. No. 25 wherein no compensation expense would be recognized for options issued to employees.

     In 1999, the compensation committee of the Board of Directors granted 287,836 options under the plan to certain employees of the company and 15,000 options to certain directors. Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.27%; dividend yields of 0.8%; volatility factors of the expected market price of the Company's common stock of 63.0%; and a weighted-average expected life of the options of three years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS 123 on a pro forma basis would have decreased net earnings by approximately $229 in 1999. The impact on basic and diluted earnings per share in 1999 would have been a $.02 and $.01 decrease, respectively.

     A summary of the Company's stock option activity, related information as of December 31, 1999 and changes during the year is presented below:

                                                     WEIGHTED
                                                      AVERAGE
                                                     EXERCISE
                                            SHARES     PRICE
                                           --------  ---------
Outstanding at beginning of year. . . . .         -  $       -
  Granted at fair value . . . . . . . . .   302,836  $   14.74
  Exercised . . . . . . . . . . . . . . .         -  $       -
  Forfeited . . . . . . . . . . . . . . .    10,500  $   15.00
                                           --------
Outstanding at year end . . . . . . . . .   292,336  $   14.73
                                           ========
Options exercisable at year end . . . . .         -  $       -
Weighted-average grant date fair value of
  each option granted during the year . .  $   6.66

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                       OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                 --------------------------------  -------------------
                           WEIGHTED
                            AVERAGE     WEIGHTED              WEIGHTED
                 NUMBER    REMAINING     AVERAGE    NUMBER    AVERAGE
                   OF     CONTRACTUAL   EXERCISE      OF      EXERCISE
EXERCISE PRICE   SHARES   LIFE (YEARS)    PRICE     SHARES     PRICE
---------------  -------  ------------  ---------  --------  ---------
    $ 11.47       22,500      9.61      $   11.47         -  $       -
    $ 15.00      269,836      9.61      $   15.00         -  $       -
                 -------                           --------

          Total  292,336      9.61                        -  $       -
                 =======                           ========

16.  QUARTERLY  INFORMATION  (UNAUDITED)

                                                              QUARTER ENDED
                                          ------------------------------------------------------
                                            MARCH 31,   JUNE 30,   SEPTEMBER 30,    DECEMBER 31,
                                          -----------  ---------  --------------  --------------
1999
Net sales. . . . . . . . . . . . . . . .  $   49,171   $  77,768     $    93,986     $   77,256
Gross profit . . . . . . . . . . . . . .      11,461      23,512          28,986         20,545
Income (loss) before extraordinary item.      (1,675)      4,799           8,071          3,002
Net income (loss). . . . . . . . . . . .      (1,675)      4,799           7,807          3,002

Income (loss) before extraordinary item
  available for common shareholders
  per share
    -basic . . . . . . . . . . . . . . .  $    (0.45)  $    0.60     $      0.69     $     0.20
    -diluted . . . . . . . . . . . . . .  $    (0.45)  $    0.57     $      0.67     $     0.20

1998
Net sales. . . . . . . . . . . . . . . .  $   28,513   $  54,529     $    82,512     $   63,185
Gross profit . . . . . . . . . . . . . .       7,179      15,055          23,982         14,303
Income (loss) before extraordinary item.      (1,823)      2,210           3,858            587
Net income (loss). . . . . . . . . . . .      (1,823)      1,872           3,858            587

Income (loss) before extraordinary item
  available for common shareholders
  per share
    -basic . . . . . . . . . . . . . . .  $    (0.46)  $    0.20     $      0.46     $    (0.08)
    -diluted . . . . . . . . . . . . . .  $    (0.46)  $    0.19     $      0.44     $    (0.08)

                                 EXHIIBIT INDEX


Exhibit  No.   Description
------------   -----------

3.1* Form of Restated Certificate of Incorporation of the Company (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 3.1(vi), filed July 14, 1999)

3.2* Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

4.1(i)* Third Amended and Restated Credit Agreement dated as of June 5, 1998 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.1(i), filed July 14, 1999)

4.1(ii)*       First  Amendment  to  Third  Amended  and  Restated  Credit
               Agreement dated as of April 14, 1999 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Amendment No. 1 to Form S-1 (Reg. No. 333-79209),
               Exhibit  4.1(ii),  filed  July  14,  1999)

4.1(iii)       Second  Amendment  to  Third  Amended  and  Restated  Credit
               Agreement dated as of August 12, 1999 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent

4.1(iv)        Third  Amendment  to  Third  Amended  and  Restated  Credit
               Agreement dated as of January 13, 2000 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent

4.2* Amended and Restated Security Agreement dated as of June 5, 1998 by and among the Company, its subsidiaries and Bank of America National Trust and Savings Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.2, filed July 14, 1999)

4.3* Amended and Restated Company Pledge Agreement dated as of June 5, 1998 by and between the Company and Bank of America National Trust and Savings Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.3, filed July 14,
               1999)

4.4* Amended and Restated Subsidiary Pledge Agreement dated as of June 5, 1998 by and among Western Aggregates Holding Corp., Western Rock Products Corp., SRM Holdings Corp., Southern Ready Mix, Inc., Monroc, Inc. and Bank of America National
               Trust  and  Savings  Association  (Amendment  No.  1  to Form S-1
               (Reg.  No.  333-79209),  Exhibit  4.4,  filed  July  14,  1999)

4.5*           Amended  and  Restated  Shareholder  Pledge  Agreement  dated  as of  June  5,  1998  by  and  among  Western  Aggregates  Holding
               Corp.'s stockholders, SRM Holdings Corp.'s stockholders and Bank of America National Trust and Savings Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.5, filed July 14, 1999)

4.6* Amended and Restated Guaranty dated as of June 5, 1998 by and among the Company's subsidiaries, various financial institutions and Bank of America National Trust and Savings
               Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.6, filed July 14, 1999)

4.7(i)* Amended and Restated Note and Warrant Purchase Agreement dated as of June 5, 1998 by and between the Company and The Prudential Insurance Company of America (Amendment No. 1 to
               Form  S-1  (Reg.  No.  333-79209),  Exhibit  4.7(i),  filed  July
               14,  1999)

4.7(ii)* Amendment No. 1 to Amended and Restated Note and Warrant Purchase Agreement dated as of April 14, 1999 by and between the Company and The Prudential Insurance Company of America (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.7(ii), filed July 14, 1999)

4.7(iii)*      Waiver  under  Note  Agreement  dated  as  of  April  15, 1999 by and  between  the  Company  and  The Prudential Insurance Company of  America  (Amendment  No.  1  to  Form  S-1  (Reg.  No.  333-
               79209),  Exhibit  4.7(iii),  filed  July  14,  1999)

4.7(iv) Amendment No. 2 to Amended and Restated Note and Warrant Purchase Agreement dated as of August 12, 1999 by and between the Company and The Prudential Insurance Company of America

4.8* Amended and Restated Guaranty dated as of June 5, 1998 by and among the Company's subsidiaries and The Prudential Insurance Company of America (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.8, filed July 14, 1999)

4.9(i)* Registration Rights and Stockholders' Agreement dated as of November 21, 1996 by and among the Company, the Company's stockholders and The Prudential Insurance Company of America (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.9(i), filed July 14, 1999)

4.9(ii)*       First  Amendment  to  Registration  Rights  and  Stockholders'
               Agreement dated as of June 5, 1998 by and among, the Company, the Company's stockholders and The Prudential
               Insurance Company of America (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.9(ii), filed July 14, 1999)

4.10*          Warrant  Agreement  dated  as  of  November  21,  1996  by  and between  the  Company  and  The  Prudential  Insurance Company of
               America  (Amendment  No.  1  to  Form  S-1  (Reg. No. 333-79209),
               Exhibit  4.10,  filed  July  14,  1999)

4.11* Warrant Agreement dated as of June 5, 1998 by and between the Company and The Prudential Insurance Company of America (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.11, filed July 14, 1999)

4.12*          Letter  Agreement  dated  as  of  April  15,  1999  by  and among
               Golder, Thoma, Cressey, Rauner Fund IV, L.P., Harris Trust and Savings Bank, Bank of America National Trust and Savings
               Association, as Agent, The Prudential Insurance Company of America and the Company (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.12, filed July 14, 1999)

4.13* Floating Rate Loan - Procedures Letter dated as of April 15, 1999 by and between Harris Trust and Savings Bank and the
               Company  (Amendment  No.  1  to  Form  S-1  (Reg. No. 333-79209),
               Exhibit  4.13,  filed  July  14,  1999)

4.14* Guaranty, dated April 15, 1999, in favor of Harris Trust and Savings Bank executed by Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Amendment No. 1 to Form S-1 (Reg. No. 333-
               79209),  Exhibit  4.14,  filed  July  14,  1999)

10.1* Form of Underwriting Agreement among the Company, the Selling Stockholders, BT Alex Brown Incorporated, The Robinson-Humphrey Company, LLC and J. Henry Schroder & Co. Limited (Form S-1 (Reg. No. 333-79209), Exhibit 1.1, filed May 24, 1999)

10.2* Equity Purchase Agreement dated as of January 24, 1994 between the Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P. (Form S-1 (Reg. No. 333-79209), Exhibit 10.2, filed May 24, 1999)

10.3* Stockholders Agreement dated as of January 24, 1994 by and among the Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein (Form S-1
               (Reg.  No.  333-79209),  Exhibit  10.3,  filed  May  24,  1999)

10.4* Stockholders Joinder Agreement dated as of August 1, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Edward A. Dougherty (Form S-1 (Reg. No. 333-79209), Exhibit 10.4, filed May 24, 1999)

10.5* Stockholders Joinder Agreement dated as of August 5, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund
               IV, L.P. and Morris L. Bishop (Form S-1 (Reg. No. 333-79209), Exhibit 10.5, filed May 24, 1999)

10.6* Stockholders Joinder Agreement dated as of October 31, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Charles R. Pullin (Form S-1 (Reg. No. 333-79209), Exhibit 10.6, filed May 24, 1999)

10.7* Stockholders Joinder Agreement dated as of July 31, 1998 by and among the Company, James A. Harris and James A. Harris Grantor Retained Annuity Trust (Form S-1 (Reg. No. 333-
               79209),  Exhibit  10.7,  filed  May  24,  1999)

10.8* Stockholders Joinder Agreement dated as of October 1, 1998 by and among the Company, James A. Harris and The James A. Harris Charitable Remainder Unitrust (Form S-1 (Reg. No. 333-79209), Exhibit 10.8, filed May 24, 1999)

10.9* Registration Rights Agreement dated as of January 24, 1994 by and among the Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein (Form S-1 (Reg. No. 333-79209), Exhibit 10.9, filed May 24, 1999)

10.10* Registration Rights Joinder Agreement dated as of August 1, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Edward A. Dougherty (Form S-1 (Reg. No. 333-79209), Exhibit 10.10, filed May 24, 1999)

10.11* Registration Rights Joinder Agreement dated as of August 5, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Morris L. Bishop (Form S-1 (Reg. No. 333-79209), Exhibit 10.11, filed May 24, 1999)

10.12* Registration Rights Joinder Agreement dated as of October 31, 1994 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Charles R. Pullin (Form S-1 (Reg. No. 333-79209), Exhibit 10.12, filed May 24, 1999)

10.13* Senior Management Agreement dated as of January 24, 1994 by and between the Company and James A. Harris (Form S-1 (Reg. No. 333-79209), Exhibit 10.13, filed May 24, 1999)

10.15* Senior Management Agreement dated as of November 20, 1996 by and between the Company and James A. Harris (Form S-1 (Reg. No. 333-79209), Exhibit 10.15, filed May 24, 1999)

10.16* Senior Management Agreement dated as of January 24, 1994 by and between the Company and Michael J. Stone (Form S-1 (Reg. No. 333-79209), Exhibit 10.16, filed May 24, 1999)

10.18* Senior Management Agreement dated as of November 20, 1996 by and between the Company and Michael J. Stone (Form S-1 (Reg. No. 333-79209), Exhibit 10.18, filed May 24, 1999)

10.19* Senior Management Agreement dated as of August 5, 1994 by and between the Company and Morris L. Bishop, Jr. (Form S-1 (Reg. No. 333-79209), Exhibit 10.19, filed May 24, 1999)

10.20* Senior Management Agreement dated as of October 1, 1997 by and between the Company and Morris L. Bishop, Jr. (Form S-1 (Reg. No. 333-79209), Exhibit 10.20, filed May 24, 1999)

10.21* Executive Stock Pledge Agreement dated as of January 24, 1994 by and between the Company and James A. Harris (Form S-
               1  (Reg.  No.  333-79209),  Exhibit  10.21,  filed  May 24, 1999)

10.22* Executive Stock Pledge Agreement dated as of May 10, 1994 by and between the Company and James A. Harris (Form S-1 (Reg. No. 333-79209), Exhibit 10.22, filed May 24, 1999)

10.23* Executive Stock Pledge Agreement dated as of November 20, 1996 by and between the Company and James A. Harris. (Form S-
               1 (Reg. No. 333-79209), included as Exhibit B to exhibit 10.15, filed May 24, 1999)

10.24* Executive Stock Pledge Agreement dated as of January 24, 1994 by and between the Company and Michael J. Stone (Form S-
               1  (Reg.  No.  333-79209),  Exhibit  10.24,  filed  May 24, 1999)

10.25* Executive Stock Pledge Agreement dated as of May 10, 1994 by and between the Company and Michael J. Stone (Form S-1 (Reg. No. 333-79209), Exhibit 10.25, filed May 24, 1999)

10.26* Executive Stock Pledge Agreement dated as of November 20, 1996 by and between the Company and Michael J. Stone. (Form S-1 (Reg. No. 333-79209), included as Exhibit B to exhibit 10., filed May 24, 1999)

10.27* Executive Stock Pledge Agreement dated as of August 5, 1994 by and between the Company and Morris L. Bishop, Jr. (Form S-1 (Reg. No. 333-79209), Exhibit 10.27, filed May 24, 1999)

10.28* Executive Stock Pledge Agreement dated as of November 20, 1996 by and between the Company and Morris L. Bishop, Jr.
               (Form  S-1  (Reg.  No.  333-79209),  included  as  Exhibit  B  to exhibit  10.43,  filed  May  24,  1999)

10.29* Executive Stock Pledge Agreement dated as of October 1, 1997 by and between the Company and Morris L. Bishop, Jr. (Form S-1 (Reg. No. 333-79209), included as Exhibit B to exhibit 10.20, filed May 24, 1999)

10.30*         Promissory  Note  dated  as  of  January  24,  1994  by  James A.
               Harris in favor of the Company in the principal amount of $16,223.76. (Form S-1 (Reg. No. 333-79209), Exhibit 10.30,
               filed  May  24,  1999)

10.31*         Promissory  Note  dated  as  of  May  10, 1994 by James A. Harris in  favor  of  the  Company  in  the  principal  amount  of
               $121,638.24.  (Form  S-1  (Reg.  No.  333-79209),  Exhibit 10.31,
               filed  May  24,  1999)

10.32*         Promissory  Note  dated  as  of  November  20,  1996  by James A.
               Harris  in  favor  of  the  Company  in  the  principal amount of
               $8,096.89.  (Form  S-1  (Reg.  No.  333-79209),  included  as
               Exhibit  A  to  exhibit  10.15,  filed  May  24,  1999)

10.33*         Promissory  Note  dated  as  of  January  24,  1994 by Michael J.
               Stone in favor of the Company in the principal amount of $10,809.18. (Form S-1 (Reg. No. 333-79209), Exhibit 10.33,
               filed  May  24,  1999)

10.34*         Promissory  Note  dated  as  of  May 10, 1994 by Michael J. Stone in favor of the Company in the principal amount of $81,098.82. (Form S-1 (Reg. No. 333-79209), Exhibit 10.34,
               filed  May  24,  1999)

10.35*         Promissory  Note  dated  as  of  November  20, 1996 by Michael J.
               Stone in favor of the Company in the principal amount of $8,096.89. (Form S-1 (Reg. No. 333-79209), included as
               Exhibit  A  to  Exhibit  10.18,  filed  May  24,  1999)

10.36* Promissory Note dated August 5, 1994 by Morris L. Bishop in favor of the Company in the principal amount of $16,903.08. (Form S-1 (Reg. No. 333-79209), Exhibit 10.36, filed May 24,
               1999)

10.37* Promissory Note dated November 20, 1996 by Morris L. Bishop in favor of the Company in the principal amount of $9,940.05. (Form S-1 (Reg. No. 333-79209), included as
               Exhibit  A  to  exhibit  10.43,  filed  May  24,  1999)

10.38* Demand Note dated October 1, 1997 by Morris L. Bishop in favor of the Company in the principal amount of $219,985.62. (Form S-1 (Reg. No. 333-79209), included as an exhibit A to exhibit  20,  filed  May  24,  1999)

10.39* Amended and Restated Employment Agreement dated August 18, 1999 with James A. Harris (Form 10-Q for the Quarterly
               Period Ended September 30, 1999, Exhibit 10.2, filed November 12, 1999)

10.40* Amended and Restated Employment Agreement dated August 18, 1999 with Michael J. Stone (Form 10-Q for the Quarterly Period Ended September 30, 1999, Exhibit 10.3, November 12,
               1999)

10.41* Amended and Restated Employment Agreement dated August 18, 1999 with Morris L. Bishop, Jr. (Form 10-Q for the Quarterly Period Ended September 30, 1999, Exhibit 10.4, November 12,
               1999)

10.42(i)*      Agreement  and  Plan  of  Merger  dated as of January 29, 1998 by and  among  the  Company,  Western  Acquisition, Inc. and Monroc,
               Inc.  (Form  S-1  (Reg.  No.  333-79209), Exhibit 10.42(i), filed
               May  24,  1999)

10.42(ii)*     Amended  and  Restated  Agreement  and  Plan  of  Merger dated as of  March  4,  1998  by  and  among  the  Company,  Western
               Acquisition,  Inc.  and  Monroc,  Inc.  (Form  S-1 (Reg. No. 333-
               79209),  Exhibit  10.42(ii),  filed  May  24,  1999)

10.43* Senior Management Agreement dated as of November 20, 1996 by and between the Company and Morris L. Bishop, Jr. (Form S-1 (Reg. No. 333-79209), Exhibit 10.43, filed May 24, 1999)

10.44* Stockholders Joinder Agreement dated as of December 31, 1997 by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Jeanne T. Richey (Amendment No. 1 to Form
               S-1  (Reg.  No.  333-79209),  Exhibit  10.44,  filed  July  14,
               1999)

10.45* Letter Agreement dated as of April 18, 1998 by and between the Company and Edward A. Dougherty (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 10.45, filed July 14,
               1999)

10.46* Letter Agreement dated as of April 18, 1998 by and between the Company and Edward A. Dougherty (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 10.46, filed July 14,
               1999)

10.47* Letter Agreement dated as of December 30, 1998 by and between the Company and Edward A. Dougherty (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 10.47, filed July 14, 1999)

10.49* U.S. Aggregates, Inc. 1999 Long Term Incentive Plan (Amendment No. 4 to Form S-1 (Reg. No. 333-79209), Exhibit 10.49, filed August 12, 1999)

21.1           Subsidiaries  of  the  Company

27.1           Financial  Data  Schedule  (EDGAR  Filing  Only)


*  Incorporated  by  reference  to  the  filing  indicated.