Form 10-Q
period 2000-03-31
U S AGGREGATES INC
filed 2000-05-09
CIK 1054422

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            (Mark  One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


           Class                 Shares  outstanding  as  of  April  28,  2000
----------------------------     -----------------------------------------------
Common stock, $.01 par value                       14,900,593

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



                                    CONTENTS


PART  I.     FINANCIAL  INFORMATION

                                                                       PAGE  NO.
                                                                       ---------

     Item  1.     Financial  Statements
                       Condensed Consolidated Balance Sheets                   3
                       Condensed Consolidated Statements of Operations         4
                       Condensed Consolidated Statements of Cash Flows         5
                       Notes to Condensed Consolidated Financial Statements    6

     Item  2.     Management's  Discussion  and  Analysis
                    of Financial Condition and Results of Operations           9

     Item  3.     Quantitative and Qualitative Disclosures About Market Risk  10


PART  II.    OTHER  INFORMATION

     Item  1.     Legal Proceedings                                           11

     Item  2.     Changes in Securities                                       11

     Item  5.     Other Information                                           11

     Item  6.     Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                                    12


EXHIBIT  INDEX                                                                13

                         PART I.  FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                                 U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share amounts)


                                                                              MARCH 31,    DECEMBER 31,
                                                                                2000           1999
                                                                             -----------  --------------
                                              ASSETS                         (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                  $    4,123   $       4,478
  Trade accounts receivable, net                                                 43,349          52,294
  Inventories, net                                                               31,739          28,041
  Prepaid expenses and other current assets                                       9,572           7,802
                                                                             -----------  --------------
      Total current assets                                                       88,783          92,615
                                                                             -----------  --------------
PROPERTY, PLANT AND EQUIPMENT                                                   348,769         325,328
Less: Accumulated depreciation & depletion                                      (35,517)        (32,418)
                                                                             -----------  --------------
      Net property, plant and equipment                                         313,252         292,910
                                                                             -----------  --------------
INTANGIBLE ASSETS, net                                                           22,592          22,308
OTHER ASSETS                                                                      9,137           7,095
                                                                             -----------  --------------
      Total assets                                                           $  433,764   $     414,928
                                                                             ===========  ==============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                                          $   51,904   $      56,591
LONG-TERM DEBT, net of current portion                                          187,798         160,312
DEFERRED INCOME TAXES, net                                                       54,493          55,404
OTHER                                                                               117              96
                                                                             -----------  --------------
      Total liabilities                                                         294,312         272,403
                                                                             -----------  --------------
MINORITY INTEREST, net                                                               12              12
                                                                             -----------  --------------
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    14,908,222 shares outstanding, including 7,629 shares of treasury stock         149             149
  Additional paid-in capital                                                    123,648         123,648
  Notes receivable from sale of stock                                            (1,218)         (1,195)
  Treasury stock, at cost                                                            (2)             (2)
  Retained earnings                                                              16,863          19,913
                                                                             -----------  --------------
      Total shareholders' equity                                                139,440         142,513
                                                                             -----------  --------------
      Total liabilities, minority interest and shareholders' equity          $  433,764   $     414,928
                                                                             ===========  ==============


                         The accompanying notes are an integral part of these statements.


                                U.S. AGGREGATES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except share amounts)


                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            -------------------------
                                                                                2000          1999
                                                                            ------------  -----------
                                                                                   (unaudited)
NET SALES                                                                   $    53,006   $   49,171
COST OF PRODUCTS SOLD                                                            40,694       37,710
                                                                            ------------  -----------
      Gross profit                                                               12,312       11,461
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      8,551        7,213
DEPRECIATION, DEPLETION AND AMORTIZATION                                          4,025        3,285
                                                                            ------------  -----------
      Income (loss) from operations                                                (264)         963

OTHER INCOME (EXPENSES):
  Interest, net                                                                  (3,905)      (4,360)
  Other, net                                                                          5         (162)
                                                                            ------------  -----------
      Loss before benefit from income taxes and minority interest                (4,164)      (3,559)

BENEFIT FROM INCOME TAXES                                                         1,561        1,296
                                                                            ------------  -----------
      Loss before minority interest                                              (2,603)      (2,263)

MINORITY INTEREST                                                                     -          588
                                                                            ------------  -----------
      Net loss                                                             $     (2,603)  $   (1,675)
                                                                            ============  ===========


Loss per common share - basic
  Net loss available for common shareholders                               $      (0.17)  $    (0.45)
  Weighted average common shares outstanding                                 14,900,593    6,136,630


Loss per common share - diluted
  Net loss available for common shareholders                               $      (0.17)  $    (0.45)
  Weighted average common shares outstanding                                 14,900,593    6,136,630


                         The accompanying notes are an integral part of these statements.


                              U.S. AGGREGATES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands, except share amounts)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       --------------------------
                                                                             2000         1999
                                                                       -------------  -----------
                                                                                (unaudited)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    $     (6,531)  $    2,184
                                                                       -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                 (9,681)     (10,309)
  Proceeds from sale of fixed assets                                             77           29
                                                                       -------------  -----------
          Net cash used in investing activities                              (9,604)     (10,280)
                                                                       -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                       (7,810)      (8,150)
  New borrowings                                                             24,000       15,155
  Dividends paid                                                               (447)           -
  Other                                                                          37           36
                                                                       -------------  -----------
          Net cash provided by financing activities                          15,780        7,041
                                                                       -------------  -----------

NET DECREASE IN CASH                                                           (355)      (1,055)

CASH, beginning of period                                                     4,478        2,849
                                                                       -------------  -----------
CASH, end of period                                                    $      4,123   $    1,794
                                                                       =============  ===========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                           $      4,677   $    3,488
    Taxes                                                                       693          728
NONCASH TRANSACTIONS:
  Accretion of preferred stock dividend                                           -        1,089
  Dividends declared but not paid                                               447            -
  Conversion of operating leases to capital leases                           14,224            -


                         The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


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

     The accompanying unaudited condensed consolidated financial statements of U.S. Aggregates, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


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

3.     Long-Term  Debt

     A  summary  of  long-term  debt  is  as  follows:

                                                              MARCH 31,     DECEMBER 31,
                                                               2000            1999
                                                           --------------   -------------
                                                                (dollars in thousands)
Prudential Insurance subordinated notes, net of discount
  of $642 and $664, respectively                           $      44,358    $     44,336
Bank of America term loan A                                       38,695          39,238
Bank of America term loan B                                       46,404          46,404
Bank of America revolving loan                                    49,500          30,000
Notes payable to former stockholders                               1,961           4,001
Other                                                             19,164           5,631
                                                           --------------   -------------
    Total long-term debt                                         200,082         169,610

Less: Current portion                                            (12,284)         (9,298)
                                                           --------------   -------------
    Long-term debt, net of current portion                 $     187,798    $    160,312
                                                           ==============   =============

     On January 13, 2000, the Company's revolving loan facility was increased from $60 million to $90 million. The revolving loan is to be paid in full by the revolving facility termination date in June 2004.

     During the first quarter, the Company committed to purchase $14.2 million of plant and equipment originally financed under operating leases thereby converting the obligations to capital leases. This amount, less payments made during the first quarter, is included in the table above under the caption "Other". Scheduled lease payments did not change from the original lease terms. Depreciation related to these leases is included in depreciation expense.


4.     Shareholders'  Equity

     The following Statement of Changes in Shareholders' Equity summarizes the Company's equity transactions between December 31, 1999 and March 31, 2000:

                                                                             TREASURY STOCK
                                                                 NOTES     ------------------
                                    COMMON STOCK    ADDITIONAL RECEIVABLE   SHARES                           TOTAL
                                -------------------  PAID-IN    FROM SALE  HELD IN              RETAINED  SHAREHOLDERS'
                                  SHARES    AMOUNT   CAPITAL    OF STOCK   TREASURY   AMOUNT    EARNINGS    EQUITY
                                ----------  -------  --------  ----------  --------  --------  ----------  ---------
                                                        (in thousands, except share amounts)
BALANCE AT
  DECEMBER 31, 1999             14,908,222  $   149  $123,648  $  (1,195)     7,629  $    (2)  $  19,913   $142,513

  Interest on notes receivable           -        -         -        (23)         -        -           -        (23)
  Net loss                               -        -         -          -          -        -      (2,603)    (2,603)
  Cash dividends declared                -        -         -          -          -        -        (447)      (447)
                                ----------  -------  --------  ----------  --------  --------  ----------  ---------
BALANCE AT
  MARCH 31, 2000                14,908,222  $   149  $123,648  $  (1,218)     7,629  $    (2)  $  16,863   $139,440
                                ==========  =======  ========  ==========  ========  ========  ==========  =========

5.     Inventories

     Inventories  consist  of  the  following  as  of:

                     MARCH 31,    DECEMBER 31,
                       2000           1999
                    -----------  --------------
                      (dollars in thousands)

Finished products   $   28,071   $      24,624
Raw materials            2,418           2,341
Supplies and parts         733             551
Fuel                       541             541
Less: Allowances           (24)            (16)
                    -----------  --------------
                    $   31,739   $      28,041
                    ===========  ==============

     Inventories  are  pledged  as  security  under  various  debt  agreements.


6.     Income  per  Share

                                                                     THREE MONTHS ENDED MARCH 31,
                                              -----------------------------------------------------------------------
                                                              2000                                 1999
                                              ----------------------------------    ---------------------------------
                                                               (in thousands, except share amounts)
                                                                       PER SHARE                           PER SHARE
                                               INCOME       SHARES       AMOUNT     INCOME      SHARES       AMOUNT
                                              ---------   ----------   ---------   ---------   ---------   ----------

Net loss                                      $ (2,603)                            $ (1,675)
  Less: Accretion of preferred stock dividend        -                                1,089
                                              ---------                            ---------
Basic net loss available for
  common shareholders                           (2,603)   14,900,593   $  (0.17)     (2,764)   6,136,630   $   (0.45)
Effect of dilutive securities                                      -                                   -
                                                          ----------                           ---------
Dilutive net loss available for
  common shareholders                         $ (2,603)   14,900,593   $  (0.17)   $ (2,764)   6,136,630   $   (0.45)
                                              =========   ==========   =========   =========   =========   ==========


7.     New  Accounting  Pronouncements

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which amended SFAS No. 133. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of FAS 133 will have a significant impact on net earnings or the financial position of the Company.


8.     Effective  Tax  Rate

     In accordance with generally accepted accounting principles, the Company uses an effective tax rate based on its best estimate of the tax rate expected to be applicable for the full fiscal year. This estimated rate is applied to the current year-to-date results to determine the interim provision for income taxes.

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

     Including the opening of the Pride, Alabama quarry in October 1999, we have started nine major greenfield aggregate production sites serving large metropolitan markets to date. The development of greenfield aggregate production sites includes securing all necessary permits and zoning to ensure that commercially economic quantities of aggregates can be produced. These new sites include both sites which have never been permitted or mined, as well as sites which may have been properly zoned, but were not operating at sufficient volumes to be economically viable. Based on our experience, a new aggregate production site's net sales, cash flow and profitability tend to increase over the first five years of operation as production increases and the site matures.

     On April 24, 2000, U.S. Aggregates announced that it had entered into a contract with Ready Mix USA, Inc., one of the largest producers of ready mix in Alabama, for the sale of U.S. Aggregates' ready mix operations in the Birmingham market for an undisclosed amount. This sale is not expected to have a material impact on the Company's revenues or net income. Terms of the sale include the establishment of a long-term contract for U.S. Aggregates to provide Ready Mix USA with aggregates for its ready mix operations.

     Our business is seasonal, with peak sales and profits occurring primarily in the months of April through November. Accordingly, our results of operations for any individual quarter are not necessarily indicative of our results for the full year.

RESULTS  OF  OPERATIONS

     The following Management's Discussion and Analysis should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 1999.

First  Quarter  Ended  March  31, 2000 Compared to First Quarter Ended March 31,
1999

     Net sales for the first quarter in 2000 increased by 7.8% to $53.0 million compared to $49.2 million for the first quarter in 1999. This was due to strong volume growth and favorable price increases for our aggregates and related products resulting in processed aggregate shipments going up by 12.2% compared to 1999. The average selling price of processed aggregates increased 6.9% over 1999. Sales of aggregate related products increased 4.4% during the quarter compared to 1999. Despite higher than anticipated fuel costs, the gross margin percent was 23.2% in 2000 compared to 23.3% in 1999. Gross profit for the three months ended March 31, 2000 increased 7.4% to $12.3 million from $11.5 million for the three months ended March 31, 1999.

     Selling, general and administrative expenses were $8.6 million for the first quarter in 2000 versus $7.2 million in 1999. This increase is primarily attributable to increased selling, general and administrative expenses in the regional operating units where we have added personnel to meet the increased demand for our materials and services. As a percentage of net sales, selling, general and administrative expenses grew to 16.1% in 2000 from 14.7% in 1999. As a result of the investment in our business in 1998 and 1999, depreciation and amortization grew by $0.7 million. Income from operations for the first quarter in 2000 was a loss of $0.3 million compared to income of $1.0 million for 1999. Net interest expense decreased to $3.9 million for the three months ended March 31, 2000 from $4.4 million for the same period ended March 31, 1999 primarily as a result of debt reduction from the use of proceeds from the initial public offering on August 18, 1999.

     The effective tax rate for the quarter was 37.5%, compared to 36.4% from last year's first quarter.

     On August 18, 1999, the minority owned shares of SRM Holdings Corp. (SRMHC) and Western Aggregates Holding Corp. (WAHC) were converted to 649,363 shares of U.S. Aggregates, Inc.'s common stock.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2000, working capital, exclusive of current maturities of debt and cash items, totaled $45.0 million compared to $40.8 million at December 31, 1999, up 10.3%.

     Net cash used in operating activities for the three months ended March 31, 2000 was $6.5 million, compared to the $2.2 million generated during the same period last year. The use of cash was due to the working capital needs caused by increased sales and operating activities to support USAI's growing operations. Net cash used in investing activities for the three months ended March 31, 2000 was $9.6 million compared to $10.3 million used in the same period in 1999. During the first quarter of 2000, the Company converted $14.2 million of existing operating leases to capital leases. Net cash provided by financing activities was $15.8 million for the three months ended March 31, 2000 compared to $7.0 million during the same period last year. In January 2000, the revolving portion of our credit facility was increased to $90 million from $60 million.

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

     All of the Company's borrowings under our floating rate credit facilities are subject to interest rate risk. Borrowings under our syndicated revolving credit facility bear interest, at our option, at either the Eurodollar rate or the ABR rate, plus margin. Each 1.0% increase in the interest rates on the total of our floating rate debt would impact pretax earnings by approximately $1.3 million. The Company does not use interest rate swap contracts to hedge the impact of interest rate fluctuations on certain variable rate debt.

                           PART II.  OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

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


ITEM  2.     CHANGES  IN  SECURITIES

     On February 4, 2000, the Company granted options to purchase 3,000 shares of common stock at an exercise price of $15.75 per share to one director pursuant to the U.S. Aggregates, Inc. 1999 Long Term Incentive Plan. The issuance described was not registered under the Securities Act of 1933 pursuant to the exemption under Section 4(2).


ITEM  5.     OTHER  INFORMATION

     On April 24, 2000, U.S. Aggregates announced that it had entered into a contract with Ready Mix USA, Inc., one of the largest producers of ready mix in Alabama, for the sale of U.S. Aggregates' ready mix operations in the Birmingham market for an undisclosed amount. This sale is not expected to have a material impact on the Company's revenues or net income. Terms of the sale include the establishment of a long-term contract for U.S. Aggregates to provide Ready Mix USA with aggregates for its ready mix operations.


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

3.2* Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

27.1             Financial  Data  Schedule  (EDGAR  Filing  Only)


*  Incorporated  by  reference  to  the  filing  indicated


(b)     Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           U.S.  AGGREGATES,  INC.



Dated:     May 9, 2000                   /s/  Michael  J.  Stone
                           -----------------------------------------------------
                           Michael  J.  Stone
                           Executive  Vice  President,
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


*  Incorporated  by  reference  to  the  filing  indicated