Form 10-Q
period 2000-06-30
U S AGGREGATES INC
filed 2000-08-09
CIK 1054422

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark  One)
           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                              Yes  [X]   No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                     Shares  outstanding  as  of  July 31,  2000
----------------------------         -------------------------------------------
Common stock, $.01 par value                         14,900,593

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000



                                    CONTENTS


PART  I.     FINANCIAL  INFORMATION

                                                                       PAGE  NO.
                                                                       ---------

     Item  1.     Financial  Statements
                      Condensed Consolidated Balance Sheets                    3
                      Condensed Consolidated Statements of Operations          4
                      Condensed Consolidated Statements of Cash Flows          5
                      Notes to Condensed Consolidated Financial Statements     6

     Item  2.     Management's  Discussion  and  Analysis
                    of Financial Condition and Results of Operations          10

     Item  3.     Quantitative and Qualitative Disclosures About Market Risk  12


PART  II.    OTHER  INFORMATION

     Item  1.     Legal Proceedings                                           13

     Item  4.     Submission of Matters to a Vote of Security Holders         13

     Item  5.     Other Information                                           13

     Item  6.     Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                                    15


EXHIBIT  INDEX                                                                16

                         PART I.  FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                                         U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except share amounts)


                                                                                               JUNE 30,     DECEMBER 31,
                                                                                                2000            1999
                                                                                             ------------  --------------
                                                         ASSETS                              (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                                                                  $     2,732   $       4,478
  Trade accounts receivable, net                                                                  57,380          52,294
  Inventories, net                                                                                35,727          28,041
  Prepaid expenses and other current assets                                                        8,856           7,802
                                                                                             ------------  --------------
      Total current assets                                                                       104,695          92,615
                                                                                             ------------  --------------

PROPERTY, PLANT AND EQUIPMENT                                                                    358,672         325,328
Less: Accumulated depreciation & depletion                                                       (37,475)        (32,418)
                                                                                             ------------  --------------
      Net property, plant and equipment                                                          321,197         292,910
                                                                                             ------------  --------------

INTANGIBLE ASSETS, net                                                                            22,685          22,308
OTHER ASSETS                                                                                      10,797           7,095
                                                                                             ------------  --------------
      Total assets                                                                           $   459,374   $     414,928
                                                                                             ============  ==============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES                                                                          $    55,653   $      56,591
LONG-TERM DEBT, net of current portion                                                           200,582         160,312
DEFERRED INCOME TAXES, net                                                                        57,195          55,404
OTHER                                                                                                149              96
                                                                                             ------------  --------------
      Total liabilities                                                                          313,579         272,403
                                                                                             ------------  --------------

MINORITY INTEREST, net                                                                                12              12
                                                                                             ------------  --------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    14,908,222 shares outstanding, including 7,629 shares of treasury stock                          149             149
  Additional paid-in capital                                                                     123,648         123,648
  Notes receivable from sale of stock                                                             (1,243)         (1,195)
  Treasury stock, at cost                                                                             (2)             (2)
  Retained earnings                                                                               23,231          19,913
                                                                                             ------------  --------------
      Total shareholders' equity                                                                 145,783         142,513
                                                                                             ------------  --------------
      Total liabilities, minority interest and shareholders' equity                          $   459,374   $     414,928
                                                                                             ============  ==============


                            The accompanying notes are an integral part of these statements.


                                        U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except share amounts)


                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                   -------------------------  -------------------------
                                                                       2000         1999          2000         1999
                                                                   ------------  -----------  ------------  -----------
                                                                          (UNAUDITED)                 (UNAUDITED)

NET SALES                                                          $    79,850   $   77,768   $   132,856   $  126,939
COST OF PRODUCTS SOLD                                                   53,183       54,256        93,877       91,966
                                                                   ------------  -----------  ------------  -----------
      Gross profit                                                      26,667       23,512        38,979       34,973

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             7,285        7,685        15,836       14,898
DEPRECIATION, DEPLETION AND AMORTIZATION                                 4,142        2,409         8,167        5,694
                                                                   ------------  -----------  ------------  -----------
      Income from operations                                            15,240       13,418        14,976       14,381

OTHER INCOME (EXPENSES):
  Interest, net                                                         (4,468)      (4,481)       (8,373)      (8,841)
  Other, net                                                               (45)        (317)          (40)        (479)
                                                                   ------------  -----------  ------------  -----------
      Income before provision for
        income taxes and minority interest                              10,727        8,620         6,563        5,061

PROVISION FOR INCOME TAXES                                              (3,912)      (3,194)       (2,351)      (1,898)
                                                                   ------------  -----------  ------------  -----------
      Income before minority
        Interest                                                         6,815        5,426         4,212        3,163

MINORITY INTEREST                                                            -         (627)            -          (39)
                                                                   ------------  -----------  ------------  -----------
      Net income                                                   $     6,815   $    4,799   $     4,212   $    3,124
                                                                   ============  ===========  ============  ===========


Income per common share - basic
  Net income available for common shareholders                     $      0.46   $     0.60   $      0.28   $     0.15
  Weighted average common shares outstanding                        14,900,593    6,136,630    14,900,593    6,136,630


Income per common share - diluted
  Net income available for common shareholders                     $      0.45   $     0.57   $      0.28   $     0.14
  Weighted average common shares outstanding                        15,216,029    6,423,011    15,181,356    6,423,011


                           The accompanying notes are an integral part of these statements.


                       U.S. AGGREGATES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share amounts)


                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  --------------------
                                                                     2000       1999
                                                                  ---------  ---------
                                                                       (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES                             $(11,337)  $ (3,571)
                                                                  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                       (25,524)   (24,992)
  Proceeds from sale of property, plant and equipment                4,836      2,868
                                                                  ---------  ---------
          Net cash used in investing activities                    (20,688)   (22,124)
                                                                  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                             (17,364)   (17,874)
  New borrowings                                                    50,500     42,938
  Dividends paid                                                      (894)         -
  Other                                                             (1,963)         8
                                                                  ---------  ---------
          Net cash provided by financing activities                 30,279     25,072
                                                                  ---------  ---------

NET DECREASE IN CASH                                                (1,746)      (623)

CASH, beginning of period                                            4,478      2,849
                                                                  ---------  ---------
CASH, end of period                                               $  2,732   $  2,226
                                                                  =========  =========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                      $  9,497   $  8,457
    Taxes                                                              672        732
NONCASH TRANSACTIONS:
  Accretion of preferred stock dividend                                  -      2,205
  Dividends declared but not paid                                      447          -
  Conversion of operating leases to capital leases                  14,224          -


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

     The accompanying unaudited condensed consolidated financial statements of U.S. Aggregates, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

3.     Long-Term  Debt

     A  summary  of  long-term  debt  is  as  follows:

                                                           JUNE 30,    DECEMBER 31,
                                                             2000          1999
                                                          ----------  --------------
                                                             (dollars in thousands)

Prudential Insurance subordinated notes, net of discount
   of $620 and $664, respectively                         $  44,380   $      44,336
Bank of America term loan A                                  36,901          39,238
Bank of America term loan B                                  46,404          46,404
Bank of America revolving loan                               68,100          30,000
Notes payable to former shareholders                          1,890           4,001
Other                                                        17,303           5,631
                                                          ----------  --------------
   Total long-term debt                                     214,978         169,610

Less: Current portion                                       (14,396)         (9,298)
                                                          ----------  --------------
   Long-term debt, net of current portion                 $ 200,582   $     160,312
                                                          ==========  ==============

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


4.     Shareholders'  Equity

     The following Statement of Changes in Shareholders' Equity summarizes the Company's equity transactions between December 31, 1999 and June 30, 2000:

                                                                                       TREASURY STOCK
                                                                            NOTES    ------------------
                                              COMMON STOCK    ADDITIONAL RECEIVABLE   SHARES                           TOTAL
                                          -------------------  PAID-IN    FROM SALE  HELD IN              RETAINED  SHAREHOLDERS'
                                            SHARES    AMOUNT   CAPITAL    OF STOCK   TREASURY   AMOUNT    EARNINGS    EQUITY
                                          ----------  -------  --------  ----------  --------  --------  ----------  ---------
                                                                 (in thousands, except share amounts)

BALANCE AT
 DECEMBER 31, 1999                        14,908,222  $   149  $123,648  $  (1,195)     7,629  $    (2)  $  19,913   $142,513

 Interest on notes receivable                      -        -         -        (48)         -        -           -        (48)
 Net income                                        -        -         -          -          -        -       4,212      4,212
 Cash dividends declared                           -        -         -          -          -        -        (894)      (894)
                                          ----------  -------  --------  ----------  --------  --------  ----------  ---------
BALANCE AT
 JUNE 30, 2000                            14,908,222  $   149  $123,648  $  (1,243)     7,629  $    (2)  $  23,231   $145,783
                                          ==========  =======  ========  ==========  ========  ========  ==========  =========

5.     Inventories

     Inventories  consist  of  the  following  as  of:

                          JUNE 30,      DECEMBER 31,
                            2000           1999
                         ----------    ------------
                           (dollars in thousands)

Finished products        $  32,181     $    24,624
Raw materials                2,381           2,341
Supplies and parts             730             551
Fuel                           459             541
Less: Allowances               (24)            (16)
                         ----------    ------------
                         $  35,727     $    28,041
                         ==========    ============

     Inventories  are  pledged  as  security  under  various  debt  agreements.


6.     Income  Per  Share

                                                                 THREE MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------------------
                                                            2000                            1999
                                               -------------------------------  ------------------------------
                                                            (in thousands, except share amounts)
                                                                    PER SHARE                       PER SHARE
                                               INCOME     SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                               -------  ----------  ----------  -------  ---------  ----------

Net income                                     $ 6,815                          $ 4,799
  Less: Accretion of preferred stock dividend        -                            1,116
                                               -------                          -------
Basic net income available for
  common shareholders                            6,815  14,900,593  $     0.46    3,683  6,136,630  $     0.60
Effect of dilutive securities                              315,436                         286,381
                                                        ----------                       ---------
Dilutive net income available for
  common shareholders                          $ 6,815  15,216,029  $     0.45  $ 3,683  6,423,011  $     0.57
                                               =======  ==========  ==========  =======  =========  ==========

                                                                 SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------------------
                                                            2000                            1999
                                               -------------------------------  ------------------------------
                                                            (in thousands, except share amounts)
                                                                    PER SHARE                       PER SHARE
                                               INCOME     SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                               -------  ----------  ----------  -------  ---------  ----------

Net income                                     $ 4,212                          $ 3,124
  Less: Accretion of preferred stock dividend        -                            2,205
                                               -------                          -------
Basic net income available for
  common shareholders                            4,212  14,900,593  $     0.28      919  6,136,630  $     0.15
Effect of dilutive securities                              280,763                         286,381
                                                        ----------                       ---------
Dilutive net income available for
  common shareholders                          $ 4,212  15,181,356  $     0.28  $   919  6,423,011  $     0.14
                                               =======  ==========  ==========  =======  =========  ==========

7.     New  Accounting  Pronouncements

     In  June  2000,  the  Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Statement (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS Nos. 133 and 138 are required to be adopted for all fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS Nos. 133 and 138 will have a significant impact on net earnings or the financial position of the Company.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25, and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 is not expected to have a material impact on the Company's consolidated financial statements.


8.     Effective  Tax  Rate

     In accordance with generally accepted accounting principles, the Company uses an effective tax rate based on its best estimate of the tax rate expected to be applicable for the full fiscal year. This estimated rate is applied to the current year-to-date results to determine the interim provision for income taxes.


9.     Reclassifications

     Certain prior-year amounts have been reclassified to conform with the current-year presentation.


10.     Commitments  and  Contingent  Liabilities

     The  Company  is engaged in certain legal proceedings described in Part II.
Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. While it is not possible to determine with precision the probable outcome or the amount of liability, if any, with respect to these proceedings, in the opinion of management, it is unlikely that the outcome of such litigation will have a material adverse affect on the consolidated financial statements of the Company.

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

     On April 24, 2000, U.S. Aggregates, Inc. sold its ready mix operations in the Birmingham market to Ready Mix USA, Inc., one of the largest producers of ready mix in Alabama. This sale is not expected to have a material impact on the Company's revenues or net income. Terms of the sale include the establishment of a long-term contract for U.S. Aggregates to provide Ready Mix USA with aggregates for its ready mix operations.

     Also during the second quarter, U.S. Aggregates made significant investments in three of its businesses to expand into new geographical markets in the Southeast, Utah, and Nevada. First, distribution of aggregate products in the Southeast was expanded with the startup of a major distribution yard in Memphis, Tennessee. In addition, three new distribution yards were started in Mississippi and two in the Florida panhandle. We also formed a new subsidiary, Eagle Valley Ready Mix, to expand our geographical market in the Salt Lake City Wasatch Front area. The new operation is located in Lehi, Utah, adjacent to one of the fastest growing cities in Utah and expects excellent volume growth as a result. Tri-State Testing Laboratories, Inc., a subsidiary of U.S. Aggregates, Inc., opened a new location in Las Vegas, Nevada. Tri-State Testing is an independent testing laboratory for aggregates and asphalt producers with offices in Salt Lake City, Utah County, and St. George, Utah. The new laboratory will enable U.S. Aggregates to benefit from the high growth area of Las Vegas.

     Our business is seasonal, with peak sales and profits occurring primarily in the months of April through November. Accordingly, our results of operations for any individual quarter are not necessarily indicative of our results for the full year.


RESULTS  OF  OPERATIONS

Second  Quarter  Ended  June  30, 2000 Compared to Second Quarter Ended June 30,
1999

     Net sales for the second quarter in 2000 increased by 2.7% to $79.9 million compared to $77.8 million for the second quarter in 1999. Processed aggregate shipments grew by 12.8% versus last year during the same period. Volumes for asphalt remained relatively flat while ready mix volumes declined 5.6% compared to the second quarter in 1999. Aggregate prices were up an average of 4% (net of freight to remote distribution yards), asphalt prices rose by 8.5%, due to a favorable product mix, while ready mix prices remained flat compared to last year. The Company sold its ready mix operations in Birmingham, Alabama, and discontinued a portion of its coal hauling business in the Mountain states, both at the beginning of the second quarter in 2000.

     Gross profit for the quarter increased to $26.7 million, or 33.4% of net sales, compared with $23.5 million, or 30.2% of net sales, in the second quarter of 1999. This increase in gross profit primarily reflects higher prices in aggregates and asphalt, the sale of the Company's lower-margin ready mix business in Birmingham and cost savings achieved by redeploying the fleet of Company owned trucks, which were previously used in coal hauling operations, to the higher margin asphalt and aggregates businesses. The Company's gross profit also benefited from enhanced asphalt plant efficiencies as a result of capital improvements as well as a favorable mix of products.

     Selling, general and administrative expenses were $7.3 million for the second quarter in 2000 versus $7.7 million in 1999. As a percentage of net sales, the selling, general, and administrative expenses were 9.1% in 2000 compared to 9.9% during the same period in 1999. This decrease is primarily attributable to lower bonuses paid during the second quarter of 2000 versus second quarter 1999. As a result of the investment in our business in 1998 and 1999, depreciation and amortization grew by $1.7 million. Income from operations for the second quarter in 2000 was $15.2 million compared to $13.4 million in 1999. Net interest expense was consistent at $4.5 million for the three months ended June 30, 2000 compared to 1999. The effective tax rate for the quarter was 36.5%, compared to 37.1% from last year's second quarter.


Six  Months  Ended  June  30,  2000  Compared  to Six Months Ended June 30, 1999

     Net sales for the first half in 2000 increased by 4.7% to $132.9 million compared to $126.9 million for the first half in 1999. Processed aggregate shipments grew by 12.1% versus last year during the same period. Volumes for asphalt and ready mix remained relatively flat compared to last year's first half. Aggregate prices were up an average of 4.3% (net of freight to remote distribution yards), asphalt prices rose by 7.3%, due to a favorable product mix, while ready mix prices remained flat compared to last year. The Company sold its ready mix operations in Birmingham, Alabama, and discontinued a portion of its coal hauling business in the Mountain states, both at the beginning of the second quarter in 2000.

     Gross profit for the first half increased to $39.0 million, or 29.3% of net sales, compared with $35.0 million, or 27.5% of net sales, in the first half of 1999. This increase in gross profit primarily reflects higher prices in aggregates and asphalt, the sale of the Company's lower-margin ready mix business in Birmingham and cost savings achieved by redeploying the fleet of Company owned trucks, which were previously used in coal hauling operations, to the higher margin asphalt and aggregates businesses. The Company's gross profit also benefited from enhanced asphalt plant efficiencies as a result of capital improvements as well as a favorable mix of products.

     Selling, general and administrative expenses were $15.8 million for the first half in 2000 versus $14.9 million in 1999. As a percentage of net sales, the selling, general, and administrative expenses were 11.9% in 2000, in line with 11.7% during the same period in 1999. As a result of the investment in our business in 1998 and 1999, depreciation and amortization grew by $2.5 million. Income from operations for the first half in 2000 was $15.0 million compared to $14.4 million in 1999. Net interest expense was $8.4 million for the six months ended June 30, 2000 compared to $8.8 million during the same period in 1999. This decrease was the result of debt reduction from the use of proceeds from the initial public offering on August 18, 1999 less additional capital investments in the Company.

     The Company's effective tax rate for the first half was 35.8% compared to 37.5% from last year. The decrease in the Company's effective tax rate was primarily attributable to revised estimates of differences in book and tax accounting arising from the net permanent benefits associated with depletion allowances for mineral reserves.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2000, working capital, exclusive of current maturities of debt and cash items, totaled $60.7 million compared to $40.8 million at December 31, 1999, up 48.6% and compared to $45.0 million at March 31, 2000, up 34.8%. The increase in net working capital was primarily the result of activity associated with the seasonal demand for construction materials.

     Net cash used in operating activities for the six months ended June 30, 2000 was $11.3 million, compared to $3.6 million used during the same period last year. The increased use of cash was due to the working capital needs caused by increased sales and operating activities to support USAI's growing operations. Net cash used in investing activities for the six months ended June 30, 2000 was $20.7 million primarily used for the geographical expansion described in the opening paragraphs on page 10, compared to $22.1 million for the same period in 1999, which consisted of $25.0 million for the purchase of property, plant, and equipment, offset by proceeds of $2.9 million from the sale of assets. During the first quarter of 2000, the Company converted $14.2 million of existing operating leases to capital leases. Net cash provided by financing activities was $30.3 million for the six months ended June 30, 2000 compared to $25.1 million during the same period last year. In January 2000, the revolving portion of our credit facility was increased to $90 million from $60 million.

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

     All of the Company's borrowings under our floating rate credit facilities are subject to interest rate risk. Borrowings under our syndicated revolving credit facility bear interest, at our option, at either the Eurodollar rate or the ABR rate, plus margin. Each 1.0% increase in the interest rates on the total of our floating rate debt would impact pretax earnings by approximately $1.5 million. The Company does not use interest rate swap contracts to hedge the impact of interest rate fluctuations on certain variable rate debt.

                           PART II.  OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     An operating subsidiary of the Company has received a notice of violation regarding the removal and disposal of asbestos-containing insulation from two above ground asphalt storage tanks at one of the subsidiary's facilities and is the subject of several related state and federal civil and criminal investigations. The agencies involved include the Federal Environmental Protection Agency, the United States Department of Justice, the Occupational Safety and Health Administration and the Utah Department of Air Quality (DAQ). The site has been fully cleaned up under the supervision and with the approval of the Utah DAQ and costs related to the clean up have been recorded. In order to fully resolve the matter, the Company anticipates entering into settlements with the various governmental entities which will involve the payment of fines and the establishment of certain environmental compliance procedures.

     From time to time, the Company and our subsidiaries have been involved in various legal proceedings relating to our and our subsidiaries' operations and properties which, except for the proceedings described in the previous paragraph, we believe are routine in nature and incidental to the conduct of our and our subsidiaries' business.

     Our and our subsidiaries' ultimate legal and financial liability with respect to these matters cannot be estimated with certainty, but we believe, based on our examination of such matters, that none of these proceedings, if determined adversely, would have a material adverse effect on our business, financial condition or results of operations.



ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Annual Meeting of Shareholders held on May 16, 2000, the shareholders of U.S. Aggregates, Inc.:

(1) Elected Edward A. Dougherty, Michael J. Stone and Raymond R. Wingard to the Board of Directors of the Company to terms expiring at the Annual Meeting of Shareholders in the year 2003. The following table sets forth the votes for each director.

                                                           Votes For     Abstain
                                                           ---------     -------
Edward A. Dougherty                                       13,357,203     277,025
Michael J. Stone                                          13,357,453     276,775
Raymond R. Wingard                                        13,367,228     267,000


(2) Ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. The voting results for this ratification were 13,613,728 - - For; 300 - - Against; and 20,200 - - Abstained.



ITEM  5.     OTHER  INFORMATION

     On April 24, 2000, U.S. Aggregates, Inc. sold its ready mix operations in the Birmingham market to Ready Mix USA, Inc., one of the largest producers of ready mix in Alabama. This sale is not expected to have a material impact on the Company's revenues or net income. Terms of the sale include the establishment of a long-term contract for U.S. Aggregates to provide Ready Mix USA with aggregates for its ready mix operations.

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

     27.1             Financial  Data  Schedule  (EDGAR  Filing  Only)


     *  Incorporated  by  reference  to  the  filing  indicated


(b)     Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           U.S.  AGGREGATES,  INC.



Dated: August 9, 2000                   /s/  Michael  J.  Stone
                           -----------------------------------------------------
                           Michael  J.  Stone
                           Executive  Vice  President,
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