Form 10-Q
period 2000-09-30
U S AGGREGATES INC
filed 2000-11-14
CIK 1054422

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark  One)
           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


           Class                     Shares  outstanding as of  October 31, 2000
----------------------------         -------------------------------------------
Common stock, $.01 par value                         14,900,593

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                    CONTENTS


PART  I.     FINANCIAL  INFORMATION

                                                                       PAGE  NO.
                                                                       ---------

     Item  1.     Financial  Statements
                      Condensed Consolidated Balance Sheets                    3
                      Condensed Consolidated Statements of Operations          4
                      Condensed Consolidated Statements of Cash Flows          5
                      Notes to Condensed Consolidated Financial Statements     6

     Item  2.     Management's  Discussion  and  Analysis
                    of Financial Condition and Results of Operations          11

     Item  3.     Quantitative and Qualitative Disclosures About Market Risk  13


PART  II.    OTHER  INFORMATION

     Item  1.     Legal Proceedings                                           14

     Item  5.     Other Information                                           14

     Item  6.     Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                                    15


EXHIBIT  INDEX                                                                16

                         PART I.  FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS



                                   U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share amounts)


                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  2000             1999
                                                                             ---------------  --------------
                                                    ASSETS                     (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $        6,103   $       4,478
  Trade accounts receivable, net. . . . . . . . . . . . . . . . . . . . . .          59,660          52,294
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,764          28,041
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . .           7,771           7,802
                                                                             ---------------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .         109,298          92,615
                                                                             ---------------  --------------

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . .         373,337         325,328
Less: Accumulated depreciation & depletion. . . . . . . . . . . . . . . . .         (41,002)        (32,418)
                                                                             ---------------  --------------
      Net property, plant and equipment . . . . . . . . . . . . . . . . . .         332,335         292,910
                                                                             ---------------  --------------

INTANGIBLE ASSETS, net. . . . . . . . . . . . . . . . . . . . . . . . . . .          21,991          22,308

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,833           7,095
                                                                             ---------------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      477,457   $     414,928
                                                                             ===============  ==============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       66,636   $      56,591

LONG-TERM DEBT, net of current portion. . . . . . . . . . . . . . . . . . .         198,845         160,312
DEFERRED INCOME TAXES, net. . . . . . . . . . . . . . . . . . . . . . . . .          60,949          55,404
OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             182              96
                                                                             ---------------  --------------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         326,612         272,403
                                                                             ---------------  --------------

MINORITY INTEREST, net. . . . . . . . . . . . . . . . . . . . . . . . . . .              12              12
                                                                             ---------------  --------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    14,908,222 shares outstanding, including 7,629 shares of treasury stock             149             149
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .         123,648         123,648
  Notes receivable from sale of stock . . . . . . . . . . . . . . . . . . .          (1,267)         (1,195)
  Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . .              (2)             (2)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .          28,305          19,913
                                                                             ---------------  --------------
      Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . .         150,833         142,513
                                                                             ---------------  --------------

      Total liabilities, minority interest and shareholders' equity . . . .  $      477,457   $     414,928
                                                                             ===============  ==============


The accompanying notes are an integral part of these statements.


                                   U.S. AGGREGATES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except share amounts)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                       --------------------------  -------------------------
                                                           2000          1999          2000         1999
                                                       ------------  ------------  ------------  -----------
                                                               (UNAUDITED)                 (UNAUDITED)

NET SALES . . . . . . . . . . . . . . . . . . . . . .  $    89,257   $    93,986   $   222,113   $  220,925
COST OF PRODUCTS SOLD . . . . . . . . . . . . . . . .       64,629        65,000       158,506      156,966
                                                       ------------  ------------  ------------  -----------
      Gross profit. . . . . . . . . . . . . . . . . .       24,628        28,986        63,607       63,959

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. . . . .        6,640         7,806        22,476       22,704
DEPRECIATION, DEPLETION AND AMORTIZATION. . . . . . .        4,187         3,517        12,354        9,211
                                                       ------------  ------------  ------------  -----------
      Income from operations. . . . . . . . . . . . .       13,801        17,663        28,777       32,044

OTHER INCOME (EXPENSES):
  Interest, net . . . . . . . . . . . . . . . . . . .       (5,101)       (4,018)      (13,474)     (12,859)
  Other, net. . . . . . . . . . . . . . . . . . . . .       (1,105)           97        (1,145)        (382)
                                                       ------------  ------------  ------------  -----------
      Income before provision for income taxes,
        minority interest and extraordinary item. . .        7,595        13,742        14,158       18,803

PROVISION FOR INCOME TAXES. . . . . . . . . . . . . .       (2,074)       (5,138)       (4,425)      (7,036)
                                                       ------------  ------------  ------------  -----------
      Income before minority interest and
        extraordinary item. . . . . . . . . . . . . .        5,521         8,604         9,733       11,767

MINORITY INTEREST . . . . . . . . . . . . . . . . . .            -          (533)            -         (572)
                                                       ------------  ------------  ------------  -----------
      Income before extraordinary item. . . . . . . .        5,521         8,071         9,733       11,195

EXTRAORDINARY ITEM:  Loss on extinguishment of debt,
  less applicable income tax benefit of $161. . . . .            -          (264)            -         (264)
                                                       ------------  ------------  ------------  -----------
      Net income. . . . . . . . . . . . . . . . . . .  $     5,521   $     7,807   $     9,733   $   10,931
                                                       ============  ============  ============  ===========


Income per common share-basic
  Income before extraordinary item available for
    common shareholders . . . . . . . . . . . . . . .  $      0.37   $      0.69   $      0.65   $     1.09
  Extraordinary item, net of tax. . . . . . . . . . .            -         (0.02)            -        (0.03)
                                                       ------------  ------------  ------------  -----------
  Net income available for common shareholders. . . .  $      0.37   $      0.67   $      0.65   $     1.06
                                                       ============  ============  ============  ===========
  Weighted average common shares outstanding. . . . .   14,900,593    10,804,389    14,900,593    7,709,642


Income per common share-diluted
  Income before extraordinary item available for
    common shareholders . . . . . . . . . . . . . . .  $      0.36   $      0.67   $      0.64   $     1.05
  Extraordinary item, net of tax. . . . . . . . . . .            -         (0.02)            -        (0.03)
                                                       ------------  ------------  ------------  -----------
  Net income available for common shareholders. . . .  $      0.36   $      0.65   $      0.64   $     1.02
                                                       ============  ============  ============  ===========
  Weighted average common shares outstanding. . . . .   15,202,644    11,078,626    15,196,015    7,991,930


The accompanying notes are an integral part of these statements.


                            U.S. AGGREGATES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands, except share amounts)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          --------------------
                                                                            2000       1999
                                                                          ---------  ---------
                                                                               (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . .  $  8,692   $  4,103
                                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment . . . . . . . . . . . . . .   (40,678)   (43,251)
  Acquisition of subsidiaries, net of cash acquired. . . . . . . . . . .         -       (325)
  Proceeds from sale of property, plant & equipment. . . . . . . . . . .     5,055      2,874
                                                                          ---------  ---------
          Net cash used in investing activities. . . . . . . . . . . . .   (35,623)   (40,702)
                                                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . .   (39,639)   (92,342)
  New borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .    71,500     64,115
  Proceeds from sale of stock, net . . . . . . . . . . . . . . . . . . .         -     65,706
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,341)         -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,964)        45
                                                                          ---------  ---------
          Net cash provided by financing activities. . . . . . . . . . .    28,556     37,524
                                                                          ---------  ---------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .     1,625        925

CASH, beginning of period. . . . . . . . . . . . . . . . . . . . . . . .     4,478      2,849
                                                                          ---------  ---------
CASH, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,103   $  3,774
                                                                          =========  =========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 14,619   $ 14,260
    Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       679        755
NONCASH TRANSACTIONS:
  Accretion of preferred stock dividend. . . . . . . . . . . . . . . . .         -      2,814
  Conversion of minority interest to equity. . . . . . . . . . . . . . .         -      8,273
  Conversion of preferred shares and accreted dividends to common shares         -     46,377
  Dividends declared but not paid. . . . . . . . . . . . . . . . . . . .       447          -
  Conversion of operating leases to capital leases . . . . . . . . . . .    14,224          -


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

     The accompanying unaudited condensed consolidated financial statements of U.S. Aggregates, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


3.     Long-Term  Debt

     A  summary  of  long-term  debt  is  as  follows:


                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2000             1999
                                                          ---------------  --------------
                                                                (dollars in thousands)

Prudential Insurance subordinated notes, net of discount
  of $597 and $664, respectively . . . . . . . . . . . .  $       44,403   $      44,336
Bank of America term loan A. . . . . . . . . . . . . . .          35,108          39,238
Bank of America term loan B. . . . . . . . . . . . . . .          46,404          46,404
Bank of America revolving loan . . . . . . . . . . . . .          70,000          30,000
Notes payable to former shareholders . . . . . . . . . .           1,890           4,001
Other. . . . . . . . . . . . . . . . . . . . . . . . . .          15,920           5,631
                                                          ---------------  --------------
    Total long-term debt . . . . . . . . . . . . . . . .         213,725         169,610

Less: Current portion. . . . . . . . . . . . . . . . . .         (14,880)         (9,298)
                                                          ---------------  --------------
    Long-term debt, net of current portion . . . . . . .  $      198,845   $     160,312
                                                          ===============  ==============


     On January 13, 2000, the Company's revolving loan facility was increased from $60 million to $90 million. The revolving loan is to be paid in full by the revolving facility termination date in June 2004. Subsequently, the Company has amended its facility agreements on November 13, 2000. See the "Liquidity and Capital Resources" discussion contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.

     During the first quarter, the Company committed to purchase $14.2 million of plant and equipment originally financed under operating leases thereby converting the obligations to capital leases. This amount, less payments made during the first quarter, is included in the table above under the caption "Other". Depreciation related to these leases is included in depreciation expense.

4.     Shareholders'  Equity

     The following Statement of Changes in Shareholders' Equity summarizes the Company's equity transactions between December 31, 1999 and September 30, 2000:


                                                                 NOTES       TREASURY STOCK
                                                                           ------------------
                                                    ADDITIONAL RECEIVABLE   SHARES                          TOTAL
                                    COMMON STOCK     PAID-IN   FROM SALE   HELD IN              RETAINED SHAREHOLDERS'
                                -------------------
                                  SHARES    AMOUNT   CAPITAL    OF STOCK   TREASURY   AMOUNT    EARNINGS    EQUITY
                                ----------  -------  --------  ----------  --------  --------  ----------  ---------
                                                       (in thousands, except share amounts)

BALANCE AT
  DECEMBER 31, 1999. . . . . .  14,908,222  $   149  $123,648  $  (1,195)     7,629  $    (2)  $  19,913   $142,513

  Interest on notes receivable           -        -         -        (72)         -        -           -        (72)
  Net income . . . . . . . . .           -        -         -          -          -        -       9,733      9,733
  Cash dividends declared. . .           -        -         -          -          -        -      (1,341)    (1,341)
                                ----------  -------  --------  ----------  --------  --------  ----------  ---------
BALANCE AT
  SEPTEMBER 30, 2000 . . . . .  14,908,222  $   149  $123,648  $  (1,267)     7,629  $    (2)  $  28,305   $150,833
                                ==========  =======  ========  ==========  ========  ========  ==========  =========



5.     Inventories

     Inventories  consist  of  the  following  as  of:


                     SEPTEMBER 30,    DECEMBER 31,
                         2000             1999
                    ---------------  --------------
                         (dollars in thousands)

Finished products.  $       32,403   $      24,624
Raw materials. . .           1,943           2,341
Supplies and parts             956             551
Fuel . . . . . . .             486             541
Less: Allowances .             (24)            (16)
                    ---------------  --------------
                    $       35,764   $      28,041
                    ===============  ==============


     Inventories  are  pledged  as  security  under  various  debt  agreements.

6.     Income  Per  Share


                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------
                                                             2000                            1999
                                               -------------------------------  -------------------------------
                                                             (in thousands, except share amounts)
                                                                    PER SHARE                        PER SHARE
                                               INCOME     SHARES      AMOUNT    INCOME     SHARES      AMOUNT
                                               -------  ----------  ----------  -------  ----------  ----------

Income before extraordinary item. . . . . . .  $ 5,521                          $ 8,071
  Less: Accretion of preferred stock dividend        -                              609
                                               -------                          -------
Basic income before extraordinary item
  available for common shareholders . . . . .    5,521  14,900,593  $     0.37    7,462  10,804,389  $     0.69
Effect of dilutive securities . . . . . . . .              302,051                          274,237
                                                        ----------                       ----------
Dilutive income before extraordinary item
  available for common shareholders . . . . .  $ 5,521  15,202,644  $     0.36  $ 7,462  11,078,626  $     0.67
                                               =======  ==========  ==========  =======  ==========  ==========

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------
                                                             2000                            1999
                                               -------------------------------  -------------------------------
                                                             (in thousands, except share amounts)
                                                                    PER SHARE                        PER SHARE
                                               INCOME     SHARES      AMOUNT    INCOME     SHARES      AMOUNT
                                               -------  ----------  ----------  -------  ----------  ----------

Income before extraordinary item. . . . . . .  $ 9,733                          $11,195
  Less: Accretion of preferred stock dividend        -                            2,814
                                               -------                          -------
Basic income before extraordinary item
  available for common shareholders . . . . .    9,733  14,900,593  $     0.65    8,381   7,709,642  $     1.09
Effect of dilutive securities . . . . . . . .              295,422                          282,288
                                                        ----------                       ----------
Dilutive income before extraordinary item
  available for common shareholders . . . . .  $ 9,733  15,196,015  $     0.64  $ 8,381   7,991,930  $     1.05
                                               =======  ==========  ==========  =======  ==========  ==========


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

     On September 1, 2000 U.S. Aggregates, Inc. announced that it hired Deutsche Banc Alex. Brown earlier this year to assist the Company in a review of strategic alternatives.

     Our business is seasonal, with peak sales and profits occurring primarily in the months of April through November. Accordingly, our results of operations for any individual quarter are not necessarily indicative of our results for the full year.



RESULTS  OF  OPERATIONS

Third Quarter Ended September 30, 2000 Compared to Third Quarter Ended September 30, 1999

     Net sales for the third quarter in 2000 decreased by 5.0% to $89.3 million compared to $94.0 million for the third quarter in 1999. Processed aggregate shipments grew by 18.2% versus last year during the same period. Volumes for asphalt declined by 12.0% while ready mix volumes declined 13.9% (4.7% excluding the impact of Birmingham ready mix) compared to the third quarter in 1999. The decrease in demand for asphalt is primarily due the effect of rising oil prices on delaying commercial and residential paving projects, delays in the implementation of TEA-21, the Federal highway funding program, as well as a curtailment of state paving projects in Utah due to concerns about potential Olympic funding deficits. Aggregate prices were up an average of nearly 3% (net of freight to remote distribution yards), asphalt prices decreased by 4.2%, while ready mix prices remained flat compared to last year. The Company sold its ready mix operations in Birmingham, Alabama, and discontinued a portion of its coal hauling business in the Mountain states, both at the beginning of the second quarter in 2000.

     Gross profit for the quarter decreased to $24.6 million, or 27.6% of net sales, compared with $29.0 million, or 30.8% of net sales, in the third quarter of 1999. This decrease in gross profit is primarily due to the negative impact of higher energy, liquid asphalt and fuel costs, which were estimated to be $4.0 million higher than prior year. The Company was unable to implement price increases sufficient to offset these increases in costs, particularly in the asphalt and ready mix businesses. Selling, general and administrative expenses were $6.6 million for the third quarter in 2000 versus $7.8 million in 1999. As a percentage of net sales, the selling, general, and administrative expenses were 7.4% in 2000 compared to 8.3% during the same period in 1999, reflecting management's focus on effectively managing the Company's variable costs. As a result of the investment in our business in 1998 and 1999, depreciation and amortization grew by $0.7 million.

     Income from operations for the third quarter in 2000 was $13.8 million compared to $17.7 million in 1999. Net interest expense was $5.1 million for the three months ended September 30, 2000 compared to $4.0 million in 1999 due to higher debt levels and increased interest rates.

     Other nonoperating expenses, net for the third quarter of 2000 were $1.1 million compared with $0.1 million in income in 1999. Other nonoperating expenses in 2000 comprised primarily of fees and expenses incurred by the company in its review of strategic alternatives for its business.

     The effective tax rate for the quarter was 27.3% compared to 37.4% in last year's third quarter. The decrease in the tax rate is primarily attributable to a decrease in projected pretax income combined with the net permanent benefits from depletion allowances and to a true-up of prior year's taxes.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Net sales for the first nine months in 2000 increased by 0.5% to $222.1 million compared to $220.9 million for the same period in 1999. Processed aggregate shipments grew by 14.5% versus last year during the same period. Volumes for asphalt decreased by 6.7% while ready mix volumes declined 5.1% (ready mix volumes increased 2.7% excluding the impact of Birmingham ready mix) compared to last year's first nine months. Aggregate prices were up an average of 5.4% (net of freight to remote distribution yards), asphalt prices and ready mix prices were flat compared to last year. The Company sold its ready mix operations in Birmingham, Alabama, and discontinued a portion of its coal hauling business in the Mountain states, both at the beginning of the second quarter in 2000.

     Gross profit for the first nine months decreased to $63.6 million, or 28.6% of net sales, compared with $64.0 million, or 29.0% of net sales, in the first nine months of 1999. Selling, general and administrative expenses were $22.5 million for the first nine months in 2000 versus $22.7 million in 1999. As a percentage of net sales, the selling, general, and administrative expenses were 10.1% in 2000, in line with 10.3% during the same period in 1999. As a result of the investment in our business in 1998 and 1999, depreciation and amortization grew by $3.1 million.

     Income from operations for the first nine months in 2000 was $28.8 million compared to $32.0 million in 1999. Net interest expense was $13.5 million for the nine months ended September 30, 2000 compared to $12.9 million during the same period in 1999.

     The effective tax rate for the first nine months was 31.3% compared to 37.4% last year. The decrease in the effective tax rate was primarily attributable to a decrease in projected pretax income combined with the net permanent benefits from depletion allowances and to a true-up of prior year's taxes.



LIQUIDITY  AND  CAPITAL  RESOURCES

     We agreed to enter into a Fourth Amendment with our existing lenders pursuant to our senior secured credit facility effective September 29, 2000. The facility provides the Company with a $90 million revolving line of credit and a $105 million term loan. The term loan consists of an "A" tranche and a "B" tranche. The term loan A accrues interest at a rate per annum based on the Eurodollar rate plus a spread of 2.00% to 3.50% and the term loan

B accrues interest at a rate per annum based on the Eurodollar rate plus a spread of 3.25% to 4.00%. The term loan A matures in March 2004 and the term loan B matures in March 2006. The Revolving facility of $90 million will be automatically and permanently reduced over the next three years and terminates on June 2004. The agreement also amends the following, amongst other matters, minimum interest coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratios, a minimum EBITDA, limitations on capital expenditures and acquisitions, the use of proceeds from the sale of assets, and limitations on the Company's ability to pay dividends.

     The Company has also similarly agreed to amend its agreements with the holders of our existing senior subordinated notes to parallel the covenants in the Fourth Amendment to our senior secured credit facility. Our $30 million senior subordinated notes interest rate is 12% per annum, which matures in November 2006. Our $15 million senior subordinated notes interest rate is 12% per annum, which matures in November 2008. In addition both senior subordinated notes will accrue interest at a rate per annum of 2%, which is not paid in cash until the maturity of these notes.

     At September 30, 2000, working capital, exclusive of current maturities of debt and cash items, totaled $51.4 million compared to $40.8 million at December 31, 1999, up 26.0% and compared to $60.7 million at June 30, 2000, down 15.3%. The change in net working capital was primarily the result of activity associated with the seasonal demand for construction materials.

     Net cash provided by operating activities for the nine months ended September 30, 2000 was $8.7 million, compared to $4.1 million during the same period last year. This increase resulted primarily from increased collections of trade accounts receivable. Net cash used in investing activities for the nine months ended September 30, 2000 was $35.6 million primarily used for the geographical expansion described in the opening paragraphs on page 11, compared to $40.7 million for the same period in 1999. During the first quarter of 2000, the Company converted $14.2 million of existing operating leases to capital leases. Net cash provided by financing activities was $28.6 million for the nine months ended September 30, 2000 compared to $37.5 million during the same period last year. In January 2000, the revolving portion of our credit facility was increased to $90 million from $60 million.

     Based on prior performance and current expectations, we expect cash flows from internally generated funds and our access to capital markets will continue to be sufficient to provide the capital resources necessary to fund the operating needs of our existing businesses and cover debt service requirements.

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


ITEM  5.     OTHER  INFORMATION

     Charles R. Pullin has resigned from the Board of Directors because of ill health effective October 30, 2000. Mr. Pullin, former Chairman of Koppers Company, Inc., has served on the Board since 1994, providing more than forty years of experience with the aggregate business to the Board. Mr. Pullin was elected on October 30 as Director Emeritus to the Board of Directors where he will be able to continue to provide advice, health permitting, but without the right to vote.


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

     27.1             Financial  Data  Schedule  (EDGAR  Filing  Only)

     *  Incorporated  by  reference  to  the  filing  indicated

(b)     Reports  on  Form  8-K

     On September 22, 2000, the Company filed a current report on Form 8-K reporting under item 5 the September 1, 2000 Press Release commenting on the outlook for second half and full year.

     No other reports on Form 8-K were filed during the three months ended September 30, 2000.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           U.S.  AGGREGATES,  INC.



Dated: November 13, 2000                /s/  Michael  J.  Stone
                           -----------------------------------------------------
                           Michael  J.  Stone
                           Executive  Vice  President,
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