Form 10-Q/A
period 2000-03-31
U S AGGREGATES INC
filed 2001-04-18
CIK 1054422

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 Amendment No. 1
                                       on
                                   FORM 10-Q/A

                   (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        Commission File Number 001-15217


                              U.S. AGGREGATES, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    57-0990958
   -------------------------------                    ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


                      400 South El Camino Real, Suite 500,
                           San Mateo, California 94402
              ----------------------------------------------------
              (Address, of principal executive offices) (Zip Code)

                                 (650) 685-4880
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      NONE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             Class                      Shares outstanding as of April 28, 2000
   ----------------------------         ---------------------------------------
   Common stock, $.01 par value                       14,900,593

                                EXPLANATORY NOTE

         During the preparation of the Company's annual financial statements and the completion of the annual audit for 2000, certain adjustments were identified that affected the three-month period ended March 31, 2000. Management determined that the net loss previously reported for this period was understated by approximately $2.5 million or $0.17 per diluted share. Therefore, the Company is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2000 to amend the Company's financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations. This amendment reflects increased revenues and cost of products sold resulting from the adoption of EITF 00-10, the adjustment of revenue and cost recognition on certain construction contracts, an adjustment related to the resolution of certain accounts receivable reconciliation discrepancies, a true-up relating to the Company's health insurance accrual, the reversal of previously capitalized costs associated with the development of new quarries and with repair and maintenance expenditures, the expense of capitalized data conversion costs in connection with the system integration, a true-up of depreciation of certain equipment and the reclassification of amortization of deferred financing costs to other expenses. The restated results have been tax effected using a rate of 35% versus 37.5% as previously reported.

--------------------------------------------------------------------------------

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                    CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.

         Item 1.   Financial Statements
                     Condensed Consolidated Balance Sheets                   3
                     Condensed Consolidated Statements of Operations         4
                     Condensed Consolidated Statements of Cash Flows         5
                     Notes to Condensed Consolidated Financial Statements    6

         Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of Operations       11

         Item 3.   Quantitative and Qualitative Disclosures About
                     Market Risk                                            12

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                        13

         Item 2.   Changes in Securities                                    13

         Item 5.   Other Information                                        13

         Item 6.   Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                                  14

EXHIBIT INDEX                                                               15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   MARCH 31,
                                                                                     2000       DECEMBER 31,
                                                                                   RESTATED         1999
                                                                                  -----------   -----------
                                               ASSETS                              (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                    $     4,123   $     4,478
     Trade accounts receivable, net                                                    41,992        52,294
     Inventories, net                                                                  31,739        28,041
     Prepaid expenses and other current assets                                          9,075         7,802
                                                                                  -----------   -----------
           Total current assets                                                        86,929        92,615
                                                                                  -----------   -----------

PROPERTY, PLANT AND EQUIPMENT                                                         348,568       325,328
Less: Accumulated depreciation & depletion                                            (35,642)      (32,418)
                                                                                  -----------   -----------
           Net property, plant and equipment                                          312,926       292,910
                                                                                  -----------   -----------

INTANGIBLE ASSETS, net                                                                 22,592        22,308

OTHER ASSETS                                                                            8,819         7,095
                                                                                  -----------   -----------
           Total assets                                                           $   431,266   $   414,928
                                                                                  ===========   ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES                                                               $    53,719   $    56,591
LONG-TERM DEBT, net of current portion                                                187,798       160,312
DEFERRED INCOME TAXES, net                                                             52,664        55,404
OTHER                                                                                     117            96
                                                                                  -----------   -----------
           Total liabilities                                                          294,298       272,403
                                                                                  -----------   -----------
MINORITY INTEREST, net                                                                     12            12
                                                                                  -----------   -----------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares authorized,
        14,908,222 shares outstanding, including 7,629 shares of treasury stock           149           149
     Additional paid-in capital                                                       123,648       123,648
     Notes receivable from sale of stock                                               (1,218)       (1,195)
     Treasury stock, at cost                                                               (2)           (2)
     Retained earnings                                                                 14,379        19,913
                                                                                  -----------   -----------
           Total shareholders' equity                                                 136,956       142,513
                                                                                  -----------   -----------

           Total liabilities, minority interest and shareholders' equity          $   431,266   $   414,928
                                                                                  ===========   ===========

        The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ----------------------------
                                                                             2000            1999
                                                                           RESTATED
                                                                         ------------    ------------
                                                                                 (UNAUDITED)
NET SALES                                                                $     54,586    $     51,311
COST OF PRODUCTS SOLD                                                          45,332          39,850
                                                                         ------------    ------------
           Gross profit                                                         9,254          11,461

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    8,995           7,213
DEPRECIATION, DEPLETION AND AMORTIZATION                                        4,013           3,285
                                                                         ------------    ------------
           Income (loss) from operations                                       (3,754)            963

OTHER INCOME (EXPENSES):
     Interest, net                                                             (4,078)         (4,360)
     Other, net                                                                     6            (162)
                                                                         ------------    ------------
           Loss before benefit from income taxes and minority interest         (7,826)         (3,559)

BENEFIT FROM INCOME TAXES                                                       2,739           1,296
                                                                         ------------    ------------
           Loss before minority interest                                       (5,087)         (2,263)

MINORITY INTEREST                                                                  --             588
                                                                         ------------    ------------
           Net loss                                                      $     (5,087)   $     (1,675)
                                                                         ============    ============


Loss per common share--basic
     Net loss available for common shareholders                          $      (0.34)   $      (0.45)
     Weighted average common shares outstanding                            14,900,593       6,136,630


Loss per common share--diluted
     Net loss available for common shareholders                          $      (0.34)   $      (0.45)
     Weighted average common shares outstanding                            14,900,593       6,136,630

        The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             ---------------------------
                                                                 2000           1999
                                                               RESTATED
                                                             ------------   ------------
                                                                       (UNAUDITED)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          $     (6,731)  $      2,184
                                                             ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                    (9,480)       (10,309)
     Proceeds from sale of fixed assets                                77             29
                                                             ------------   ------------
                 Net cash used in investing activities             (9,403)       (10,280)
                                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                          (7,810)        (8,150)
     New borrowings                                                24,000         15,155
     Dividends paid                                                  (447)            --
     Other                                                             36             36
                                                             ------------   ------------
                 Net cash provided by financing activities         15,779          7,041
                                                             ------------   ------------

NET DECREASE IN CASH                                                 (355)        (1,055)

CASH AND CASH EQUIVALENTS, beginning of period                      4,478          2,849
                                                             ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                     $      4,123   $      1,794
                                                             ============   ============

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                             $      4,677   $      3,488
        Taxes                                                         693            728
NONCASH TRANSACTIONS:
     Accretion of preferred stock dividend                             --          1,089
     Dividends declared but not paid                                  447             --
     Conversion of operating leases to capital leases              14,224             --

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


2.   Restatement of Financial Statements

         During the preparation of the Company's annual financial statements and the completion of the annual audit for 2000, certain adjustments were identified that affected the three-month period ended March 31, 2000. Management determined that the net loss previously reported for this period was understated by approximately $2.5 million or $0.17 per diluted share. In addition, in the fourth quarter of 2000, the Company adopted EITF 00-10, which requires that amounts billed to customers related to shipping and handling be classified as revenue, and that the related costs be included in cost of goods sold. Such an accounting change, when made, has to be applied retroactively to the beginning of the year in which the change is made. Accordingly, the restated amounts reflect the adoption of EITF 00-10. The following table presents the impact and the nature of the adjustments recorded by the Company.

                                                        Three Months Ended March 31, 2000
                                                   ------------------------------------------
                                                   As Previously  Restatement         As
                                                     Reported     Adjustments      Restated
                                                   ------------   ------------   ------------
                                                             (dollars in thousands)
Net sales (a)                                      $     53,006   $      1,580   $     54,586
Cost of products sold (b)                                40,694          4,638         45,332
                                                   ------------   ------------   ------------
           Gross profit                                  12,312         (3,058)         9,254
Selling, general and administrative expenses (c)          8,551            444          8,995
Depreciation, depletion and amortization (d)              4,025            (12)         4,013
                                                   ------------   ------------   ------------
           Loss from operations                    $       (264)  $     (3,490)  $     (3,754)
                                                   ============   ============   ============
Other expenses (e)                                 $      3,900   $        172   $      4,072
Net loss (f)                                       $     (2,603)  $     (2,484)  $     (5,087)

(a)      Net Sales

         Net sales was increased by $2.9 million to reflect the impact of the adoption of EITF 00-10, which requires that amounts billed to customers related to shipping and handling be classified as revenue, and that the related costs be included in cost of products sold.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Net sales was decreased by $0.7 million to reduce revenue recognition on certain construction contracts.

         Net sales was also decreased by 0.7 million to reflect an adjustment related to the resolution of certain accounts receivable reconciliation discrepancies.

(b)      Cost of Products Sold

         Cost of products sold was increased by $2.9 million to reflect the adoption of EITF 00-10, as discussed above.

         Cost of products sold was increased by $1.1 million to reflect a true-up related to the Company's health insurance accrual.

         Cost of products sold was increased by $0.3 million to reflect the reversal of previously capitalized costs associated with the development of new quarries and with repair and maintenance expenditures.

         Cost of products sold was increased by $0.3 million to reflect previously unidentified costs associated with certain construction contracts.

(c)      Selling, General and Administrative ("SG&A") Expenses

         SG&A expenses were increased by $0.2 million to reflect the reversal of costs previously capitalized related to data conversion in connection with the system integration.

         SG&A expenses were also increased by $0.2 million to reflect a true-up related to the Company's health insurance accrual.

(d)      Depreciation, Depletion and Amortization ("DD&A")

         DD&A  were   increased   by  $0.2  million  to  reflect  a  true-up  of
         depreciation of certain equipment.

         DD&A were decreased by $0.2 million to reflect the reclassification of amortization of deferred financing costs to other expenses.

(e)      Other Expenses

         Other   expenses  were   increased  by  $0.2  million  to  reflect  the
         reclassification of amortization of deferred financing costs from DD&A.

(f) The restated results have been tax effected using a rate of 35% versus 37.5% as previously reported.


3.   Risk Factors

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

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Risk of environmental liability is inherent in the operation of the Company's business. As a result, it is possible that environmental liabilities will have a material adverse effect on the Company in the future.


4.   Long-Term Debt

         A summary of long-term debt is as follows:

                                                                     MARCH 31,    DECEMBER 31,
                                                                       2000           1999
                                                                    -----------   -----------
                                                                       (DOLLARS IN THOUSANDS)
         Prudential Insurance subordinated notes, net of discount
             of $642 and $664, respectively                         $    44,358   $    44,336
         Bank of America term loan A                                     38,695        39,238
         Bank of America term loan B                                     46,404        46,404
         Bank of America revolving loan                                  49,500        30,000
         Notes payable to former stockholders                             1,961         4,001
         Other                                                           19,164         5,631
                                                                    -----------   -----------
               Total long-term debt                                     200,082       169,610

         Less: Current portion                                          (12,284)       (9,298)
                                                                    -----------   -----------
               Long-term debt, net of current portion               $   187,798   $   160,312
                                                                    ===========   ===========

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


5.   Shareholders' Equity

         The following Statement of Changes in Shareholders' Equity summarizes the Company's equity transactions between December 31, 1999 and March 31, 2000:

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                                      TREASURY STOCK
                                                                        NOTES     -----------------------
                                       COMMON STOCK       ADDITIONAL  RECEIVABLE    SHARES                               TOTAL
                                  ----------------------   PAID-IN    FROM SALE    HELD IN                   RETAINED  SHAREHOLDERS'
                                    SHARES      AMOUNT     CAPITAL    OF STOCK     TREASURY      AMOUNT      EARNINGS     EQUITY
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT
   DECEMBER 31, 1999              14,908,222  $      149  $  123,648  $   (1,195)      7,629   $       (2)  $   19,912   $  142,513

   Interest on notes receivable           --          --          --         (23)         --           --           --          (23)
   Net loss                               --          --          --          --          --           --       (2,603)      (2,603)
   Cash dividends declared                --          --          --          --          --           --         (447)        (447)
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
BALANCE AT MARCH 31, 2000,
   AS PREVIOUSLY REPORTED         14,908,222         149     123,648      (1,218)      7,629           (2)      16,863      139,440

   Restatement adjustments                --          --          --          --          --           --       (2,484)      (2,484)
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
BALANCE AT
   MARCH 31, 2000, AS RESTATED    14,908,222  $      149  $  123,648  $   (1,218)      7,629   $       (2)  $   14,379   $  136,956
                                  ==========  ==========  ==========  ==========  ==========   ==========   ==========   ==========


6.   Inventories

         Inventories consist of the following as of:


                                            MARCH 31,    DECEMBER 31,
                                              2000          1999
                                           ----------    ----------
                                            (DOLLARS IN THOUSANDS)

         Finished products                 $   28,071    $   24,624
         Raw materials                          2,418         2,341
         Supplies and parts                       733           551
         Fuel                                     541           541
         Less: Allowances                         (24)          (16)
                                           ----------    ----------
                                           $   31,739    $   28,041
                                           ==========    ==========

         Inventories are pledged as security under various debt agreements.


7.   Income per Share

                                                                       THREE MONTHS ENDED MARCH 31,
                                      -------------------------------------------------------------------------------------------
                                                    2000 RESTATED                                         1999
                                      --------------------------------------------    -------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                       PER SHARE                                      PER SHARE
                                         INCOME          SHARES          AMOUNT          INCOME          SHARES         AMOUNT
                                      ------------    ------------    ------------    ------------    ------------   ------------
Net loss                              $     (5,087)                                   $     (1,675)
    Less: Accretion of preferred
      stock dividend                            --                                           1,089
                                      ------------                                    ------------
Basic net loss available for
    common shareholders                     (5,087)     14,900,593    $      (0.34)         (2,764)      6,136,630   $      (0.45)
Effect of dilutive securities                                   --                                              --
                                                      ------------                                    ------------
Dilutive net loss available for
    common shareholders               $     (5,087)     14,900,593    $      (0.34)   $     (2,764)      6,136,630   $      (0.45)
                                      ============    ============    ============    ============    ============   ============

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   New Accounting Pronouncements

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

         The Emerging Issues Task Force issued No. 00-10, Accounting for Shipping and Handing Fees and Costs ("EITF 00-10), which requires that amounts billed to customers related to shipping and handling be classified as revenue and that the related costs should be included in costs of goods sold. The Company previously reported a portion of its shipping revenue as a reduction of shipping costs. The Company adopted EITF 00-10 in the fourth quarter of 2000 and has reflected the impact of this pronouncement in the financial statements for all periods presented herein. The Company reports freight and delivery charges as sales and the related cost of freight and delivery is reported as cost of products sold. Gross profit has not changed from amounts that have been reported prior to the adoption of EITF 00-10. The adoption of this resulted in additional sales and cost of products sold of $2.9 million and $2.1 million, respectively, for the three months ended March 31, 2000 and 1999.


9.   Effective Tax Rate

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

         First Quarter Ended March 31, 2000 Compared to First Quarter Ended March 31, 1999

         Net sales for the first quarter in 2000 increased by 6.4% to $54.6 million compared to $51.3 million for the first quarter in 1999. This was primarily due to strong volume growth and favorable price increases for our aggregates product line. Processed aggregate shipments increased by 9.8%, with an average price increase of 5.0% during the period. These improvements in our aggregates product line were partially offset by an 18.3% or $1.7 million decline in our asphalt and construction sales for the first three months of 2000.

         Gross margin declined from 22.3% in the first quarter 1999 to 17.0% in the first quarter of 2000. As a result, the Company's gross profit declined by $2.2 million, despite the 6.4% increase in sales during the period. The decline in gross margin was primarily due to a reduction in pricing for the Company's asphalt and construction businesses, which was caused by increased competition in the marketplace. The Company was most significantly impacted in the Las Vegas market, where the Company recognized a loss on several large construction projects during the quarter. Additionally, an increase in energy, liquid asphalt and fuel costs negatively affected gross margins in all product lines, resulting in a total cost increase of approximately $1.2 million during the quarter. A $1.1 million increase in health insurance costs also contributed to a decline in gross margin.

         Selling, general and administrative expenses increased $1.8 million from $7.2 million in the first quarter of 1999 to $9.0 million in 2000. This increase is primarily attributable to increased selling, general and administrative expenses in the regional operating units where we have added personnel to meet the increased demand for our materials and services. In addition, the company incurred a $0.6 million increase in corporate overhead related to public company expenses, added personnel and higher health insurance expenses. As a percentage of net sales, selling, general and administrative expenses grew to 16.5% in 2000 from 14.1% in 1999. As a result of the investment in our business in 1999 and 2000, depreciation and amortization grew by $0.7 million.

         Income from operations for the first quarter in 2000 was a loss of $3.8 million compared to income of $1.0 million for 1999. The decline in gross margin and the increase in selling, general and administrative expenses, as described above, were the primary causes of this decrease in income from operations. Net interest expense decreased to $4.1 million for the three months ended March 31, 2000 from $4.4 million for the same period in 1999, primarily as a result of debt reduction from the use of proceeds from the initial public offering on August 18, 1999.

         The Company's effective tax rate for the first quarter was 35.0% compared to 36.4% from last year. The decrease in the Company's effective tax rate was primarily attributable to lower earnings and the resulting impact of differences in book and tax accounting arising from the net permanent benefits associated with depletion allowances for mineral reserves.

         On August 18, 1999, the minority owned shares of SRM Holdings Corp. (SRMHC) and Western Aggregates Holding Corp. (WAHC) were converted to 649,363 shares of U.S. Aggregates, Inc.'s common stock.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, working capital, exclusive of current maturities of debt and cash items, totaled $41.4 million compared to $40.8 million at December 31, 1999, an increase of 1.5%.

         Net cash used in operating activities for the three months ended March 31, 2000 was $6.7 million, compared to the $2.2 million generated during the same period last year. The use of cash was due to the working capital needs caused by increased sales and operating activities to support USAI's growing operations and the decline in operating income. Net cash used in investing activities for the three months ended March 31, 2000 was $9.4 million compared to $10.3 million used in the same period in 1999. During the first quarter of 2000, the Company converted $14.2 million of existing operating leases to capital leases. Net cash provided by financing activities was $15.8 million for the three months ended March 31, 2000 compared to $7.0 million during the same period last year. In January 2000, the revolving portion of our credit facility was increased to $90 million from $60 million.

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


                                         U.S. AGGREGATES, INC.



Dated:   April 18, 2001                  /s/ DANIEL YIH
                                         ---------------------------------------
                                         Daniel Yih
                                         Vice President, Chief Financial Officer
                                         and Treasurer

                                  EXHIBIT INDEX


         EXHIBIT NO.     DESCRIPTION

             3.1* Form of Restated Certificate of Incorporation of the Company (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 3.1(vi), filed July 14, 1999)

             3.2*        Form of Restated By-laws of the Company (Amendment No.
                         1 to Form S-1 (Reg. No. 333-79209), Exhibit 3.2(ii),
                         filed July 14, 1999)


               *  Incorporated by reference to the filing indicated