Form 10-Q/A
period 2000-06-30
U S AGGREGATES INC
filed 2001-04-18
CIK 1054422

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             Class                      Shares outstanding as of July 31, 2000
   ----------------------------         --------------------------------------
   Common stock, $.01 par value                       14,900,593

                                EXPLANATORY NOTE

         During the preparation of the Company's annual financial statements and the completion of the annual audit for 2000, certain adjustments were identified that affected the three-month and six-month periods ended June 30, 2000. Management determined that the net income previously reported for the three-month and six-month periods was overstated by approximately $3.7 million or $0.25 per diluted share and approximately $6.2 million or $0.41 per diluted share, respectively. Therefore, the Company is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2000 to amend the Company's financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations. This amendment reflects increased revenues and cost of products sold resulting from the adoption of EITF 00-10, the adjustment of revenue and cost recognition on certain construction contracts, an adjustment related to the resolution of certain accounts receivable reconciliation discrepancies, a true-up relating to the Company's health insurance accrual, the reversal of previously capitalized costs associated with the development of new quarries and with repair and maintenance expenditures, the expense of capitalized data conversion costs in connection with the system integration and research and development costs, a true-up of depreciation of certain equipment, the reclassification of amortization of deferred financing costs to other expenses, the reduction of the amount of overhead, burden and other costs capitalized into inventory, the reclassification of asbestos-related clean-up costs from other expenses to selling, general and administrative expenses, the reclassification of the gain from sale of the Birmingham ready mix assets from other expenses to selling, general and administrative expenses, and a true-up related to various accruals. The restated results have been tax effected using a rate of 35% versus 36.5% for the quarter and 37.5% for the six month period as previously reported.

--------------------------------------------------------------------------------

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                    CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.

         Item 1.   Financial Statements
                     Condensed Consolidated Balance Sheets                   3
                     Condensed Consolidated Statements of Operations         4
                     Condensed Consolidated Statements of Cash Flows         5
                     Notes to Condensed Consolidated Financial Statements    6

         Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of Operations       13

         Item 3.   Quantitative and Qualitative Disclosures About
                     Market Risk                                            15

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                        16

         Item 4.   Submission of Matters to a Vote of Security Holders      16

         Item 5.   Other Information                                        16

         Item 6.   Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                                  18

EXHIBIT INDEX                                                               19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                 June 30,      December 31,
                                                                                   2000            1999
                                                                                 Restated
                                                                                ------------   ------------
                                    ASSETS                                              (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                   $      2,732   $      4,478
    Trade accounts receivable, net                                                    56,478         52,294
    Inventories, net                                                                  32,886         28,041
    Prepaid expenses and other current assets                                          8,983          7,802
                                                                                ------------   ------------
        Total current assets                                                         101,079         92,615
                                                                                ------------   ------------

PROPERTY, PLANT AND EQUIPMENT                                                        355,920        325,328
Less: Accumulated depreciation & depletion                                           (37,724)       (32,418)
                                                                                ------------   ------------
        Net property, plant and equipment                                            318,196        292,910
                                                                                ------------   ------------

INTANGIBLE ASSETS, net                                                                22,685         22,308

OTHER ASSETS                                                                          10,152          7,095
                                                                                ------------   ------------
        Total assets                                                            $    452,112   $    414,928
                                                                                ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES                                                             $     57,142   $     56,591

LONG-TERM DEBT, net of current portion                                               200,582        160,312
DEFERRED INCOME TAXES, net                                                            54,638         55,404
OTHER                                                                                    149             96
                                                                                ------------   ------------
        Total liabilities                                                            312,511        272,403
                                                                                ------------   ------------
MINORITY INTEREST, net                                                                    12             12
                                                                                ------------   ------------

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value, 100,000,000 shares authorized,
      14,908,222 shares outstanding, including 7,629 shares of treasury stock            149            149
    Additional paid-in capital                                                       123,648        123,648
    Notes receivable from sale of stock                                               (1,243)        (1,195)
    Treasury stock, at cost                                                               (2)            (2)
    Retained earnings                                                                 17,037         19,913
                                                                                ------------   ------------
        Total shareholders' equity                                                   139,589        142,513
                                                                                ------------   ------------

        Total liabilities, minority interest and shareholders' equity           $    452,112   $    414,928
                                                                                ============   ============

        The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share amounts)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                            ----------------------------    ----------------------------
                                                                2000            1999            2000            1999
                                                              Restated                        Restated
                                                            ------------    ------------    ------------    ------------
                                                                     (unaudited)                     (unaudited)
NET SALES                                                   $     83,423    $     80,366    $    138,009    $    131,677
COST OF PRODUCTS SOLD                                             62,067          56,854         107,399          96,704
                                                            ------------    ------------    ------------    ------------
        Gross profit                                              21,356          23,512          30,610          34,973

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       7,776           7,685          16,771          14,898
DEPRECIATION, DEPLETION AND AMORTIZATION                           4,126           2,409           8,139           5,694
                                                            ------------    ------------    ------------    ------------
        Income from operations                                     9,454          13,418           5,700          14,381

OTHER EXPENSES:
    Interest, net                                                 (4,644)         (4,481)         (8,722)         (8,841)
    Other, net                                                       (34)           (317)            (28)           (479)
                                                            ------------    ------------    ------------    ------------
        Income (loss) before benefit from (provision for)
          income taxes and minority interest                       4,776           8,620          (3,050)          5,061

BENEFIT FROM (PROVISION FOR) INCOME TAXES                         (1,671)         (3,194)          1,068          (1,898)
                                                            ------------    ------------    ------------    ------------
        Income (loss) before minority
          interest                                                 3,105           5,426          (1,982)          3,163

MINORITY INTEREST                                                     --            (627)             --             (39)
                                                            ------------    ------------    ------------    ------------
        Net income (loss)                                   $      3,105    $      4,799    $     (1,982)   $      3,124
                                                            ============    ============    ============    ============

Income (loss) per common share-basic
    Net income (loss) available for common shareholders     $       0.21    $       0.60    $      (0.13)   $       0.15
    Weighted average common shares outstanding                14,900,593       6,136,630      14,900,593       6,136,630


Income (loss) per common share-diluted
    Net income (loss) available for common shareholders     $       0.20    $       0.57    $      (0.13)   $       0.14
    Weighted average common shares outstanding                15,216,029       6,423,011      14,900,593       6,423,011

        The accompanying notes are an integral part of these statements.

                         U.S. AGGREGATES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except share amounts)


                                                           Six Months Ended
                                                               June 30,
                                                      -------------------------
                                                         2000          1999
                                                       Restated
                                                      -----------   -----------
                                                             (unaudited)

NET CASH USED IN OPERATING ACTIVITIES                 $   (14,086)  $    (3,571)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment            (22,773)      (24,992)
    Proceeds from sale of property, plant & equipment       4,836         2,868
                                                      -----------   -----------
           Net cash used in investing activities          (17,937)      (22,124)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                  (17,364)      (17,874)
    New borrowings                                         50,500        42,938
    Dividends paid                                           (894)           --
    Other                                                  (1,965)            8
                                                      -----------   -----------
           Net cash provided by financing activities       30,277        25,072
                                                      -----------   -----------

NET DECREASE IN CASH                                       (1,746)         (623)

CASH AND CASH EQUIVALENTS, beginning of period              4,478         2,849
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period              $     2,732   $     2,226
                                                      ===========   ===========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                        $     9,497   $     8,457
      Taxes                                                   672           732
NONCASH TRANSACTIONS:
    Accretion of preferred stock dividend                      --         2,205
    Dividends declared but not paid                           447            --
    Conversion of operating leases to capital leases       14,224            --


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


2.   Restatement of Financial Statements

         During the preparation of the Company's annual financial statements and the completion of the annual audit for 2000, certain adjustments were identified that affected the three-month and six-month periods ended June 30, 2000. Management determined that the net income previously reported for the three-month and six-month periods was overstated by approximately $3.7 million or $0.25 per diluted share and approximately $6.2 million or $0.41 per diluted share, respectively. In addition, in the fourth quarter of 2000, the Company adopted EITF 00-10, which requires that amounts billed to customers related to shipping and handling be classified as revenue, and that the related costs be included in cost of goods sold. Such an accounting change, when made, has to be applied retroactively to the beginning of the year in which the change is made. Accordingly, the restated amounts reflect the adoption of EITF 00-10. The following table presents the impact and the nature of the adjustments recorded by the Company.

                                                      Three Months Ended June 30, 2000           Six Months Ended June 30, 2000
                                                  ---------------------------------------   ---------------------------------------
                                                 As Previously  Restatement       As       As Previously  Restatement       As
                                                   Reported     Adjustments    Restated      Reported     Adjustments    Restated
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                                                 (dollars in thousands)
Net sales (a)                                     $    79,850   $     3,573   $    83,423   $   132,856   $     5,153   $   138,009
Cost of products sold (b)                              53,183         8,884        62,067        93,877        13,522       107,399
                                                  -----------   -----------   -----------   -----------   -----------   -----------
         Gross profit                                  26,667        (5,311)       21,356        38,979        (8,369)       30,610
Selling, general and administrative expenses (c)        7,285           491         7,776        15,836           935        16,771
Depreciation, depletion and amortization (d)            4,142           (16)        4,126         8,167           (28)        8,139
                                                  -----------   -----------   -----------   -----------   -----------   -----------
         Income from operations                   $    15,240   $    (5,786)  $     9,454   $    14,976   $    (9,276)  $     5,700
                                                  ===========   ===========   ===========   ===========   ===========   ===========
Other expenses (e)                                $     4,513   $       165   $     4,678   $     8,413   $       337   $     8,750
Net income (loss) (f)                             $     6,815   $    (3,710)  $     3,105   $     4,212   $    (6,194)  $    (1,982)

(a)      Net Sales

         Three Months Ended June 30, 2000

         Net sales was increased by $3.1 million to reflect the impact of the adoption of EITF 00-10, which requires that amounts billed to customers related to shipping and handling be classified as revenue, and that the related costs be included in cost of products sold.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Net sales was also increased by $0.5 million to adjust revenue recognition on certain construction contracts.

         Six Months Ended June 30, 2000

         Net sales was increased by $6.0 million to reflect the impact of the adoption of EITF 00-10, which requires that amounts billed to customers related to shipping and handling be classified as revenue, and that the related costs be included in cost of products sold.

         Net sales was decreased by $0.2 million to adjust revenue recognition on certain construction contracts.

         Net sales was also decreased by 0.7 million to reflect an adjustment related to the resolution of certain accounts receivable reconciliation discrepancies.

(b)      Cost of Products Sold

         Three Months Ended June 30, 2000

         Cost of products sold was increased by $3.1 million to reflect the adoption of EITF 00-10, as discussed above.

         Cost of products sold was increased by $2.8 million to reflect the reduction of the amount of overhead, burden and other costs capitalized into inventory during the quarter.

         Cost of products sold was increased by $2.5 million to reflect the reversal of previously capitalized costs associated with the development of new quarries and with repair and maintenance expenditures.

         Cost of products sold was increased by $0.3 million to reflect previously unidentified costs associated with certain construction contracts.

         Cost of products sold was also increased by $0.2 million to reflect a true-up related to the Company's health insurance accrual.

         Six Months Ended June 30, 2000

         Cost of products sold was increased by $6.0 million to reflect the adoption of EITF 00-10, as discussed above.

         Cost of products sold was increased by $1.3 million to reflect a true-up related to the Company's health insurance accrual.

         Cost of products sold was increased by $2.8 million to reflect the reduction of the amount of overhead, burden and other costs capitalized into inventory during the quarter.

         Cost of products sold was increased by $2.8 million to reflect the reversal of previously capitalized costs associated with the development of new quarries and with repair and maintenance expenditures.

         Cost of products sold was increased by $0.6 million to reflect previously unidentified costs associated with certain construction contracts.

(c)      Selling, General and Administrative ("SG&A") Expenses

         Three Months Ended June 30, 2000

         SG&A expenses were increased by $0.3 million to reflect the reversal of costs previously capitalized related to data conversion in connection with the system integration and research and development.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         SG&A expenses were also increased by $0.2 million to reflect a reclassification from other expenses of certain asbestos-related clean-up costs.

         SG&A expenses were decreased by $0.3 million to reflect a reclassification from other expenses of the gain on sale of the Birmingham ready mix assets.

         SG&A expenses were increased by $0.3 million to reflect a true-up related to various accruals.

         Six Months Ended June 30, 2000

         SG&A expenses were increased by $0.5 million to reflect the reversal of costs previously capitalized related to data conversion in connection with the system integration and research and development.

         SG&A expenses were increased by $0.2 million to reflect a true-up related to the Company's health insurance accrual.

         SG&A expenses were increased by $0.2 million to reflect a reclassification from other expenses of certain asbestos-related clean-up costs.

         SG&A expenses were decreased by $0.3 million to reflect a reclassification from other expenses of the gain on sale of the Birmingham ready mix assets.

         SG&A expenses were increased by $0.3 million to reflect a true-up related to various accruals.

(d)      Depreciation, Depletion and Amortization ("DD&A")

         Three Months Ended June 30, 2000

         DD&A were increased by $0.1 million to reflect a true-up of depreciation of certain equipment.

         DD&A were decreased by $0.1 million to reflect the reclassification of amortization of deferred financing costs to other expenses.

         Six Months Ended June 30, 2000

         DD&A were increased by $0.3 million to reflect a true-up of depreciation of certain equipment.

         DD&A were decreased by $0.3 million to reflect the reclassification of amortization of deferred financing costs to other expenses.

(e)      Other Expenses

         Three Months Ended June 30, 2000

         Other expenses were increased by $0.1 million to reflect the reclassification of amortization of deferred financing costs from DD&A.

         Other expenses were also increased by $0.3 million to reflect a reclassification to SG&A of the gain on sale of the Birmingham ready mix assets.

         Other expenses were decreased by $0.2 million to reflect a reclassification to SG&A of certain asbestos-related clean-up costs.

         Six Months Ended June 30, 2000

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Other expenses were increased by $0.3 million to reflect the reclassification of amortization of deferred financing costs from DD&A.

         Other expenses were also increased by $0.3 million to reflect a reclassification to SG&A of the gain on sale of the Birmingham ready mix assets.

         Other expenses were decreased by $0.2 million to reflect a reclassification to SG&A of certain asbestos-related clean-up costs.

(f) The restated results have been tax effected using a rate of 35% versus 36.5% for the quarter and 37.5% for the six month period as previously reported.


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

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Long-Term Debt

         A summary of long-term debt is as follows:

                                                             June 30,    December 31,
                                                               2000          1999
                                                           -----------   -----------
                                                              (dollars in thousands)
Prudential Insurance subordinated notes, net of discount
    of $620 and $664, respectively                         $    44,380   $    44,336
Bank of America term loan A                                     36,901        39,238
Bank of America term loan B                                     46,404        46,404
Bank of America revolving loan                                  68,100        30,000
Notes payable to former shareholders                             1,890         4,001
Other                                                           17,303         5,631
                                                           -----------   -----------
      Total long-term debt                                     214,978       169,610

Less: Current portion                                          (14,396)       (9,298)
                                                           -----------   -----------
      Long-term debt, net of current portion               $   200,582   $   160,312
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


5.   Shareholders' Equity

         The following Statement of Changes in Shareholders' Equity summarizes the Company's equity transactions between December 31, 1999 and June 30, 2000:

                                                                                      Treasury Stock
                                                                        Notes     ----------------------
                                       Common Stock       Additional  Receivable    Shares                                Total
                                  ----------------------   Paid-in    from Sale    Held in                  Retained   Shareholders'
                                     Shares      Amount    Capital     of Stock    Treasury     Amount      Earnings      Equity
                                  ----------  ----------  ----------  ----------  ----------  ----------   ----------   ----------
                                                                 (in thousands, except share amounts)
BALANCE AT
   DECEMBER 31, 1999              14,908,222  $      149  $  123,648  $   (1,195)      7,629  $       (2)  $   19,913   $  142,513

   Interest on notes receivable           --          --          --         (48)         --          --           --          (48)
   Net income                             --          --          --          --          --          --        4,212        4,212
   Cash dividends declared                --          --          --          --          --          --         (894)        (894)
                                  ----------  ----------  ----------  ----------  ----------  ----------   ----------   ----------
BALANCE AT JUNE 30, 2000,
   AS PREVIOUSLY REPORTED         14,908,222         149     123,648      (1,243)      7,629          (2)      23,231      145,783

   Restatement adjustments                --          --          --          --          --          --       (6,194)      (6,194)
                                  ----------  ----------  ----------  ----------  ----------  ----------   ----------   ----------
BALANCE AT
   JUNE 30, 2000, AS RESTATED     14,908,222  $      149  $  123,648  $   (1,243)      7,629  $       (2)  $   17,037   $  139,589
                                  ==========  ==========  ==========  ==========  ==========  ==========   ==========   ==========

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   Inventories

         Inventories consist of the following as of:

                                                       June 30,     December 31,
                                                         2000           1999
                                                       Restated
                                                      -----------   -----------
                                                        (dollars in thousands)

         Finished products                            $    29,510   $    24,624
         Raw materials                                      2,381         2,341
         Supplies and parts                                   560           551
         Fuel                                                 459           541
         Less: Allowances                                     (24)          (16)
                                                      -----------   -----------
                                                      $    32,886   $    28,041
                                                      ===========   ===========

         Inventories are pledged as security under various debt agreements.


7.   Income Per Share

                                                                             Three Months Ended June 30,
                                                  ---------------------------------------------------------------------------------
                                                              2000 Restated                                    1999
                                                  ---------------------------------------   ---------------------------------------
                                                                        (in thousands, except share amounts)

                                                                               Per Share                                 Per Share
                                                    Income        Shares         Amount       Income         Shares        Amount
                                                  -----------   -----------   -----------   -----------    ----------   -----------
Net income                                        $     3,105                               $     4,799
    Less: Accretion of preferred stock dividend            --                                     1,116
                                                  -----------                               -----------
Basic net income available for
    common shareholders                                 3,105    14,900,593   $      0.21         3,683     6,136,630   $      0.60
Effect of dilutive securities                                       315,436                                   286,381
                                                                -----------                                ----------
Dilutive net income available for
    common shareholders                           $     3,105    15,216,029   $      0.20   $     3,683     6,423,011   $      0.57
                                                  ===========   ===========   ===========   ===========    ==========   ===========



                                                                               Six Months Ended June 30,
                                                  ---------------------------------------------------------------------------------
                                                              2000 Restated                                    1999
                                                  ---------------------------------------   ---------------------------------------
                                                                        (in thousands, except share amounts)

                                                                               Per Share                                 Per Share
                                                    Income        Shares         Amount       Income         Shares        Amount
                                                  -----------   -----------   -----------   -----------    ----------   -----------
                                                                        (in thousands, except share amounts)
Net income (loss)                                 $    (1,982)                              $     3,124
    Less: Accretion of preferred stock dividend            --                                     2,205
                                                  -----------                               -----------
Basic net income (loss) available for
    common shareholders                                (1,982)   14,900,593   $     (0.13)          919     6,136,630   $      0.15
Effect of dilutive securities                                            --                                   286,381
                                                                -----------                                ----------
Dilutive net income (loss) available for
    common shareholders                           $    (1,982)   14,900,593   $     (0.13)  $       919     6,423,011   $      0.14
                                                  ===========   ===========   ===========   ===========    ==========   ===========


8.   New Accounting Pronouncements

         In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statement (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         The Emerging Issues Task Force issued No. 00-10, Accounting for Shipping and Handing Fees and Costs ("EITF 00-10), which requires that amounts billed to customers related to shipping and handling be classified as revenue and that the related costs should be included in costs of goods sold. The Company previously reported a portion of its shipping revenue as a reduction of shipping costs. The Company adopted EITF 00-10 in the fourth quarter of 2000 and has reflected the impact of this pronouncement in the financial statements for all periods presented herein. The Company reports freight and delivery charges as sales and the related cost of freight and delivery is reported as cost of products sold. Gross profit has not changed from amounts that have been reported prior to the adoption of EITF 00-10. The adoption of this resulted in additional sales and cost of products sold of $3.1 million and $2.6 million, respectively, for the three months ended June 30, 2000 and 1999 and $6.0 million and $4.7 million, respectively, for the six months ended June 30, 2000 and 1999.


9.   Effective Tax Rate

         In accordance with generally accepted accounting principles, the Company uses an effective tax rate based on its best estimate of the tax rate expected to be applicable for the full fiscal year. This estimated rate is applied to the current year-to-date results to determine the interim provision for income taxes.


10.  Reclassifications

         Certain prior-year amounts have been reclassified to conform with the current-year presentation.


11.  Commitments and Contingent Liabilities

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

         Also during the second quarter, U.S. Aggregates made significant investments in three of its businesses to expand into new geographical markets in the Southeast, Utah, and Nevada. First, distribution of aggregate products in the Southeast was expanded with the startup of a major distribution yard in Memphis, Tennessee. In addition, three new distribution yards were started in Mississippi and two in the Florida panhandle. We also formed a new subsidiary, Eagle Valley Materials, Inc., to expand our geographical market in the Salt Lake City Wasatch Front area. The new operation is located in Lehi, Utah, adjacent to one of the fastest growing cities in Utah and expects excellent volume growth as a result. Tri-State Testing Laboratories, Inc., a subsidiary of U.S. Aggregates, Inc., opened a new location in Las Vegas, Nevada. Tri-State Testing is an independent testing laboratory for aggregates and asphalt producers with offices in Salt Lake City, Utah County, and St. George, Utah. The new laboratory will enable U.S. Aggregates to benefit from the high growth area of Las Vegas.

         Our business is seasonal, with peak sales and profits occurring primarily in the months of April through November. Accordingly, our results of operations for any individual quarter are not necessarily indicative of our results for the full year.


RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2000 Compared to Second Quarter Ended June 30,
1999

         Net sales for the second quarter in 2000 increased by 3.8% to $83.4 million compared to $80.4 million for the second quarter in 1999. Processed aggregate shipments grew by 13.4%, resulting in total sales increase of $3.7 million. Ready mix volumes declined 5.6%; however, excluding the impact of the ready mix operations in Birmingham, which was sold in April 2000, volumes increased by 4.5% compared to the second quarter in 1999. The decrease in ready mix sales of $1.6 million was offset by the increase in asphalt and construction sales.

         Gross profit for the quarter decreased by $2.1 million to $21.4 million, or 25.6% of net sales, compared with $23.5 million, or 29.3% of net sales, in the second quarter of 1999. A significant portion of the decline in gross profit in 2000 was related to a $2.3 million increase in energy, liquid asphalt and fuel costs during the quarter. Aggregate production costs at the Company's quarries also increased in 2000.

         Selling, general and administrative expenses were $7.8 million for the second quarter in 2000 versus $7.7 million in 1999. This increase is attributable to increase selling, general and administrative expenses in the regional operating units where we have added personnel to meet the increased demand for our materials and services, offset in part by a decrease of $0.5 million in bonuses paid to executives in 1999. As a percentage of net sales, the selling, general, and administrative expenses were 9.3% in 2000 compared to 9.6% during the same period in 1999. As a result of the investment in our business in 1999 and 2000, depreciation and amortization grew by $1.7 million. Income from operations for the second quarter in 2000 was $9.5 million compared to $13.4 million in 1999. Net interest expense was consistent at $4.6 million for the three months ended June 30, 2000 compared to $4.5 million for the same period in 1999.

         The Company's effective tax rate for the first half was 35.0% compared to 37.1% from last year. The decrease in the Company's effective tax rate was primarily attributable to lower earnings and the resulting impact of differences in book and tax accounting arising from the net permanent benefits associated with depletion allowances for mineral reserves.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Net sales for the first half in 2000 increased by 4.8% to $138.0 million compared to $131.7 million for the first half in 1999. Processed aggregate shipments grew by 11.9% with prices up an average of 2.8%, resulting in a $6.8 million increase in sales versus last year during the same period. Volumes for asphalt and ready mix remained relatively flat compared to the first six months of 1999. Excluding the impact of Birmingham ready mix, which was sold in April 2000, ready mix volumes increased 7.4% versus 1999. The Company discontinued a portion of its coal hauling business in the Mountain states in the second quarter in 2000.

         Gross profit for the first half decreased to $30.6 million, or 22.2% of net sales, compared with $35.0 million, or 26.6% of net sales, in the first half of 1999. A significant portion of the decline in gross profit was related to an increase in energy, liquid asphalt and fuel costs during the period, which negatively impacted gross profit by $3.5 million during the period. Increased competition and losses recognized on certain asphalt and construction contracts contributed to the decline in gross margin during the first six months of 2000. These factors more than offset improvements in pricing for aggregates during the first half of the year.

         Selling, general and administrative expenses were $16.8 million for the first half in 2000 versus $14.9 million in 1999. As a percentage of net sales, the selling, general, and administrative expenses were 12.2% in 2000, which was slightly higher than the rate of 11.3% incurred during the same period in 1999. This increase is primarily attributable to increased selling, general and administrative expenses in the regional operating units where we have added personnel to meet the increased demand for our materials and services. In addition, the company incurred an increase in corporate overhead related to public company expenses, added personnel, higher health insurance expenses, offset in part by a decrease of $0.5 million in bonuses paid to executives in 1999.

         As a result of the investment in our business in 1999 and 2000, depreciation and amortization grew by $2.5 million. Income from operations for the first half in 2000 was $5.7 million compared to $14.4 million in 1999. Interest expense was $8.7 million for the six months ended June 30, 2000 compared to $8.8 million during the same period in 1999.

         The Company's effective tax rate for the first half was 35.0% compared to 37.5% from last year. The decrease in the Company's effective tax rate was primarily attributable to lower earnings and the resulting impact of differences in book and tax accounting arising from the net permanent benefits associated with depletion allowances for mineral reserves.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, working capital, exclusive of current maturities of debt and cash items, totaled $55.6 million compared to $40.8 million at December 31, 1999, up 36.3% and compared to $41.4 million at March 31, 2000, up 34.3%.
The increase in net working capital was primarily the result of activity associated with the seasonal demand for construction materials.

         Net cash used in operating activities for the six months ended June 30, 2000 was $14.1 million, compared to $3.6 million used during the same period last year. The increased use of cash was due to the working capital needs caused by increased sales and operating activities to support USAI's growing operations. Net cash used in investing activities for the six months ended June 30, 2000 was $17.9 million primarily used for the geographical expansion described in the opening paragraphs on page 13, compared to $22.1 million for the same period in 1999.

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

                                         Votes For            Abstain
                                         ----------           -------
           Edward A. Dougherty           13,357,203           277,025
           Michael J. Stone              13,357,453           276,775
           Raymond R. Wingard            13,367,228           267,000


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