Form 10-Q/A
period 2000-09-30
U S AGGREGATES INC
filed 2001-04-18
CIK 1054422

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             Class                    Shares outstanding as of October 31, 2000
   ----------------------------       -----------------------------------------
   Common stock, $.01 par value                       14,900,593

                                EXPLANATORY NOTE

         During the preparation of the Company's annual financial statements and the completion of the annual audit for 2000, certain adjustments were identified that affected the three-month and nine-month periods ended September 30, 2000. Management determined that the net income previously reported for the three-month and nine-month periods was overstated by approximately $3.8 million or $0.25 per diluted share and approximately $10.0 million or $0.66 per diluted share, respectively. Therefore, the Company is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2000 to amend the Company's financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations. This amendment reflects increased revenues and cost of products sold resulting from the adoption of EITF 00-10, the adjustment of revenue and cost recognition on certain construction contracts, an adjustment related to the resolution of certain accounts receivable reconciliation discrepancies, a true-up relating to the Company's health insurance accrual, the reversal of previously capitalized costs associated with the development of new quarries and with repair and maintenance expenditures, the expense of capitalized data conversion costs in connection with the system integration and research and development costs, a true-up of depreciation of certain equipment, the reclassification of amortization of deferred financing costs to other expenses, the reduction of the amount of overhead, burden and other costs capitalized into inventory, the reclassification of asbestos-related clean-up costs and costs to sell assets from other expenses to selling, general and administrative expenses, the reclassification of the gain from sale of the Birmingham ready mix assets and a true-up related to various accruals. The restated results have been tax effected using a rate of 35% versus 27.3% for the quarter and 31.3% for the nine month period as previously reported.

--------------------------------------------------------------------------------

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                    CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.

         Item 1.   Financial Statements
                     Condensed Consolidated Balance Sheets                   3
                     Condensed Consolidated Statements of Operations         4
                     Condensed Consolidated Statements of Cash Flows         5
                     Notes to Condensed Consolidated Financial Statements    6

         Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of Operations       13

         Item 3.   Quantitative and Qualitative Disclosures About
                     Market Risk                                            16

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                        17

         Item 5.   Other Information                                        17

         Item 6.   Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                                  18

EXHIBIT INDEX                                                               19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                               September 30,  December 31,
                                                                                   2000           1999
                                                                                 Restated
                                                                                -----------   -----------
                                  ASSETS                                               (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                   $     6,103   $     4,478
    Trade accounts receivable, net                                                   58,758        52,294
    Inventories, net                                                                 32,798        28,041
    Prepaid expenses and other current assets                                         7,868         7,802
                                                                                -----------   -----------
        Total current assets                                                        105,527        92,615
                                                                                -----------   -----------

PROPERTY, PLANT AND EQUIPMENT                                                       366,925       325,328
Less: Accumulated depreciation & depletion                                          (41,382)      (32,418)
                                                                                -----------   -----------
        Net property, plant and equipment                                           325,543       292,910
                                                                                -----------   -----------

INTANGIBLE ASSETS, net                                                               21,991        22,308

OTHER ASSETS                                                                         12,130         7,095
                                                                                -----------   -----------
        Total assets                                                            $   465,191   $   414,928
                                                                                ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES                                                             $    68,893   $    56,591

LONG-TERM DEBT, net of current portion                                              198,845       160,312
DEFERRED INCOME TAXES, net                                                           56,459        55,404
OTHER                                                                                   182            96
                                                                                -----------   -----------
        Total liabilities                                                           324,379       272,403
                                                                                -----------   -----------

MINORITY INTEREST, net                                                                   12            12
                                                                                -----------   -----------

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value, 100,000,000 shares authorized,
      14,908,222 shares outstanding, including 7,629 shares of treasury stock           149           149
    Additional paid-in capital                                                      123,648       123,648
    Notes receivable from sale of stock                                              (1,267)       (1,195)
    Treasury stock, at cost                                                              (2)           (2)
    Retained earnings                                                                18,272        19,913
                                                                                -----------   -----------
        Total shareholders' equity                                                  140,800       142,513
                                                                                -----------   -----------

        Total liabilities, minority interest and shareholders' equity           $   465,191   $   414,928
                                                                                ===========   ===========

        The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)


                                                                       Three Months Ended                Nine Months Ended
                                                                           September 30,                   September 30,
                                                                   ----------------------------    ----------------------------
                                                                       2000            1999            2000            1999
                                                                     Restated                        Restated
                                                                   ------------    ------------    ------------    ------------
                                                                            (unaudited)                     (unaudited)
NET SALES                                                          $     92,966    $     96,952    $    230,975    $    228,629
COST OF PRODUCTS SOLD                                                    72,813          67,966         180,212         164,670
                                                                   ------------    ------------    ------------    ------------
        Gross profit                                                     20,153          28,986          50,763          63,959

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              7,449           7,806          24,220          22,704
DEPRECIATION, DEPLETION AND AMORTIZATION                                  4,208           3,517          12,347           9,211
                                                                   ------------    ------------    ------------    ------------
        Income from operations                                            8,496          17,663          14,196          32,044

OTHER INCOME (EXPENSES):
    Interest, net                                                        (5,246)         (4,018)        (13,968)        (12,859)
    Other, net                                                             (662)             97            (690)           (382)
                                                                   ------------    ------------    ------------    ------------
        Income (loss) before provision for (benefit from) income
          taxes, minority interest and extraordinary item                 2,588          13,742            (462)         18,803

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                  (906)         (5,138)            162          (7,036)
                                                                   ------------    ------------    ------------    ------------
        Income (loss) before minority interest and
          extraordinary item                                              1,682           8,604            (300)         11,767

MINORITY INTEREST                                                            --            (533)             --            (572)
                                                                   ------------    ------------    ------------    ------------
        Income (loss) before extraordinary item                           1,682           8,071            (300)         11,195

EXTRAORDINARY ITEM:  Loss on extinguishment of debt,
    less applicable income tax benefit of $161                               --            (264)             --            (264)
                                                                   ------------    ------------    ------------    ------------
        Net income (loss)                                          $      1,682    $      7,807    $       (300)   $     10,931
                                                                   ============    ============    ============    ============

Income (loss) per common share-basic
    Income (loss) before extraordinary item available for
      common shareholders                                          $       0.11    $       0.69    $      (0.02)   $       1.09
    Extraordinary item, net of tax                                           --           (0.02)             --           (0.03)
                                                                   ------------    ------------    ------------    ------------
    Net income (loss) available for common shareholders            $       0.11    $       0.67    $      (0.02)   $       1.06
                                                                   ============    ============    ============    ============
    Weighted average common shares outstanding                       14,900,593      10,804,389      14,900,593       7,709,642

Income (loss) per common share-diluted
    Income (loss) before extraordinary item available for
      common shareholders                                          $       0.11    $       0.67    $      (0.02)   $       1.05
    Extraordinary item, net of tax                                           --           (0.02)             --           (0.03)
                                                                   ------------    ------------    ------------    ------------
    Net income (loss) available for common shareholders            $       0.11    $       0.65    $      (0.02)   $       1.02
                                                                   ============    ============    ============    ============
    Weighted average common shares outstanding                       15,202,644      11,078,626      14,900,593       7,991,930

        The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except share amounts)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             -----------------------
                                                                                2000         1999
                                                                              Restated
                                                                             ----------   ----------
                                                                                   (unaudited)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $    3,115   $    4,103
                                                                             ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                  (35,101)     (43,251)
    Acquisition of subsidiaries, net of cash acquired                                --         (325)
    Proceeds from sale of property, plant & equipment                             5,055        2,874
                                                                             ----------   ----------
             Net cash used in investing activities                              (30,046)     (40,702)
                                                                             ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                        (39,639)     (92,342)
    New borrowings                                                               71,500       64,115
    Proceeds from sale of stock, net                                                 --       65,706
    Dividends paid                                                               (1,341)          --
    Other                                                                        (1,964)          45
                                                                             ----------   ----------
             Net cash provided by financing activities                           28,556       37,524
                                                                             ----------   ----------

NET INCREASE IN CASH                                                              1,625          925

CASH AND CASH EQUIVALENTS, beginning of period                                    4,478        2,849
                                                                             ----------   ----------
CASH AND CASH EQUIVALENTS, end of period                                     $    6,103   $    3,774
                                                                             ==========   ==========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                               $   14,619   $   14,260
      Taxes                                                                         679          755
NONCASH TRANSACTIONS:
    Accretion of preferred stock dividend                                            --        2,814
    Conversion of minority interest to equity                                        --        8,273
    Conversion of preferred shares and accreted dividends to common shares           --       46,377
    Dividends declared but not paid                                                 447           --
    Conversion of operating leases to capital leases                             14,224           --

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


2.   Restatement of Financial Statements

         During the preparation of the Company's annual financial statements and the completion of the annual audit for 2000, certain adjustments were identified that affected the three-month and nine-month periods ended September 30, 2000. Management determined that the net income previously reported for the three-month and nine-month periods was overstated by approximately $3.8 million or $0.25 per diluted share and approximately $10.0 million or $0.66 per diluted share, respectively. In addition, in the fourth quarter of 2000, the Company adopted EITF 00-10, which requires that amounts billed to customers related to shipping and handling be classified as revenue, and that the related costs be included in cost of goods sold. Such an accounting change, when made, has to be applied retroactively to the beginning of the year in which the change is made. Accordingly, the restated amounts reflect the adoption of EITF 00-10. The following table presents the impact and the nature of the adjustments recorded by the Company.

                                                   Three Months Ended September 30, 2000     Nine Months Ended September 30, 2000
                                                  ---------------------------------------   ---------------------------------------
                                                As Previously   Restatement       As      As Previously   Restatement       As
                                                   Reported     Adjustments    Restated      Reported     Adjustments    Restated
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                                                 (dollars in thousands)
Net sales (a)                                     $    89,257   $     3,709   $    92,966   $   222,113   $     8,862   $   230,975
Cost of products sold (b)                              64,629         8,184        72,813       158,506        21,706       180,212
                                                  -----------   -----------   -----------   -----------   -----------   -----------
         Gross profit                                  24,628        (4,475)       20,153        63,607       (12,844)       50,763
Selling, general and administrative expenses (c)        6,640           809         7,449        22,476         1,744        24,220
Depreciation, depletion and amortization (d)            4,187            21         4,208        12,354            (7)       12,347
                                                  -----------   -----------   -----------   -----------   -----------   -----------
         Income from operations                   $    13,801   $    (5,305)  $     8,496   $    28,777   $   (14,581)  $    14,196
                                                  ===========   ===========   ===========   ===========   ===========   ===========
Other expenses (e)                                $     6,206   $      (298)  $     5,908   $    14,619   $        39   $    14,658
Net income (loss) (f)                             $     5,521   $    (3,839)  $     1,682   $     9,733   $   (10,033)  $      (300)

(a)      Net Sales

         Three Months Ended September 30, 2000

         Net sales was increased by $3.8 million to reflect the impact of the adoption of EITF 00-10, which requires that amounts billed to customers related to shipping and handling be classified as revenue, and that the related costs be included in cost of products sold.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Net sales was decreased by $0.1 million to adjust revenue recognition on certain construction contracts.

         Nine Months Ended September 30, 2000

         Net sales was increased by $9.8 million to reflect the impact of the adoption of EITF 00-10, which requires that amounts billed to customers related to shipping and handling be classified as revenue, and that the related costs be included in cost of products sold.

         Net sales was decreased by $0.3 million to adjust revenue recognition on certain construction contracts.

         Net sales was also decreased by 0.7 million to reflect an adjustment related to the resolution of certain accounts receivable reconciliation discrepancies.

(b)      Cost of Products Sold

         Three Months Ended September 30, 2000

         Cost of products sold was increased by $3.8 million to reflect the adoption of EITF 00-10, as discussed above.

         Cost of products sold was increased by $4.4 million to reflect the reversal of previously capitalized costs associated with the development of new quarries and with repair and maintenance expenditures.

         Cost of products sold was increased by $0.2 million to reflect a true-up related to the Company's health insurance accrual.

         Cost of products sold was increased by $0.1 million to reflect the reduction of the amount of overhead, burden and other costs capitalized into inventory during the quarter.

         Cost of products sold was decreased by $0.3 million to reflect the adjustment of cost recognition on certain construction contracts.

         Nine Months Ended September 30, 2000

         Cost of products sold was increased by $9.8 million to reflect the adoption of EITF 00-10, as discussed above.

         Cost of products sold was increased by $1.5 million to reflect a true-up related to the Company's health insurance accrual.

         Cost of products sold was increased by $0.3 million to reflect previously unidentified costs associated with certain construction contracts.

         Cost of products sold was increased by $2.9 million to reflect the reduction of the amount of overhead, burden and other costs capitalized into inventory during the quarter.

         Cost of products sold was increased by $7.2 million to reflect the reversal of previously capitalized costs associated with the development of new quarries and with repair and maintenance expenditures.

(c)      Selling, General and Administrative ("SG&A") Expenses

         Three Months Ended September 30, 2000

         SG&A expenses were increased $0.1 million to reflect the reversal of costs previously capitalized related to data conversion in connection with the system integration and research and development.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         SG&A expenses were also increased $0.1 million and $0.2 million to reflect reclassifications from other expenses of certain asbestos-related clean-up costs and costs to sell assets, respectively.

         SG&A expenses were increased by $0.4 million to reflect a true-up related to various accruals.

         Nine Months Ended September 30, 2000

         SG&A expenses were increased by $0.6 million to reflect the reversal of costs previously capitalized related to data conversion in connection with the system integration and research and development.

         SG&A expenses were increased by $0.2 million to reflect a true-up related to the Company's health insurance accrual.

         SG&A expenses were increased by $0.3 million and $0.2 million to reflect reclassifications from other expenses of certain asbestos-related clean-up costs and costs to sell assets, respectively.

         SG&A expenses were increased by $0.7 million to reflect a true-up related to various accruals.

         SG&A expenses were decreased by $0.3 million to reflect a reclassification from other expenses of the gain on sale of the Birmingham ready mix assets.

(d)      Depreciation, Depletion and Amortization ("DD&A")

         Three Months Ended September 30, 2000

         DD&A were increased by $0.1 million to reflect a true-up of depreciation of certain equipment.

         DD&A were decreased by $0.1 million to reflect the reclassification of amortization of deferred financing costs to other expenses.

         Nine Months Ended September 30, 2000

         DD&A were increased by $0.4 million to reflect a true-up of depreciation of certain equipment.

         DD&A were decreased by $0.4 million to reflect the reclassification of amortization of deferred financing costs to other expenses.

(e)      Other Expenses

         Three Months Ended September 30, 2000

         Other expenses were increased by $0.1 million to reflect the reclassification of amortization of deferred financing costs from DD&A.

         Other expenses were decreased by $0.1 million and $0.3 million to reflect a reclassification to SG&A of certain asbestos-related clean-up costs and costs to sell assets, respectively.

         Nine Months Ended September 30, 2000

         Other expenses were increased by $0.4 million to reflect the reclassification of amortization of deferred financing costs from DD&A.

         Other expenses were also increased by $0.3 million to reflect a reclassification to SG&A of the gain on sale of the Birmingham ready mix assets.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Other expenses were decreased by $0.3 million and $0.3 million to reflect a reclassification to SG&A of certain asbestos-related clean-up costs and costs to sell assets, respectively.

(f) The restated results have been tax effected using a rate of 35% versus 27.3% for the quarter and 31.3% for the nine month period as previously reported.


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

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Long-Term Debt

         A summary of long-term debt is as follows:

                                                                   September 30,  December 31,
                                                                       2000           1999
                                                                    -----------   -----------
                                                                      (dollars in thousands)
         Prudential Insurance subordinated notes, net of discount
             of $597 and $664, respectively                         $    44,403   $    44,336
         Bank of America term loan A                                     35,108        39,238
         Bank of America term loan B                                     46,404        46,404
         Bank of America revolving loan                                  70,000        30,000
         Notes payable to former shareholders                             1,890         4,001
         Other                                                           15,920         5,631
                                                                    -----------   -----------
               Total long-term debt                                     213,725       169,610

         Less: Current portion                                          (14,880)       (9,298)
                                                                    -----------   -----------
               Long-term debt, net of current portion               $   198,845   $   160,312
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


5.   Shareholders' Equity

         The following Statement of Changes in Shareholders' Equity summarizes the Company's equity transactions between December 31, 1999 and September 30, 2000:


                                                                                      Treasury Stock
                                                                        Notes     -----------------------
                                       Common Stock       Additional  Receivable   Shares                                 Total
                                  ----------------------   Paid-in    from Sale    Held in                   Retained  Shareholders'
                                    Shares      Amount     Capital    of Stock     Treasury      Amount      Earnings     Equity
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
                                                              (in thousands, except share amounts)
BALANCE AT
   DECEMBER 31, 1999              14,908,222  $      149  $  123,648  $   (1,195)      7,629   $       (2)  $   19,913   $  142,513

   Interest on notes receivable           --          --          --         (72)         --           --           --          (72)
   Net loss                               --          --          --          --          --           --        9,733        9,733
   Cash dividends declared                --          --          --          --          --           --       (1,341)      (1,341)
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
BALANCE AT SEPTEMBER 30, 2000,
   AS PREVIOUSLY REPORTED         14,908,222         149     123,648      (1,267)      7,629           (2)      28,305      150,833

   Restatement adjustments                --          --          --          --          --           --      (10,033)     (10,033)
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
BALANCE AT SEPTEMBER 30, 2000
   AS RESTATED                    14,908,222  $      149  $  123,648  $   (1,267)      7,629   $       (2)  $   18,272   $  140,800
                                  ==========  ==========  ==========  ==========  ==========   ==========   ==========   ==========

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   Inventories

         Inventories consist of the following as of:

                                       September 30,   December 31,
                                           2000            1999
                                         Restated
                                       ------------    ------------
                                          (dollars in thousands)

         Finished products             $     29,611    $     24,624
         Raw materials                        1,943           2,341
         Supplies and parts                     782             551
         Fuel                                   486             541
         Less: Allowances                       (24)            (16)
                                       ------------    ------------
                                       $     32,798    $     28,041
                                       ============    ============

         Inventories are pledged as security under various debt agreements.


7.   Income Per Share

                                                                       Three Months Ended September 30,
                                      -------------------------------------------------------------------------------------------
                                                    2000 Restated                                         1999
                                      --------------------------------------------    -------------------------------------------
                                                                 (in thousands, except share amounts)
                                                                       Per Share                                      Per Share
                                         Income          Shares          Amount          Income          Shares         Amount
                                      ------------    ------------    ------------    ------------    ------------   ------------

Income before extraordinary item      $      1,682                                    $      8,071
    Less: Accretion of preferred
    stock dividend                              --                                             609
                                      ------------                                    ------------
Basic income before extraordinary
    item available for common
    shareholders                             1,682      14,900,593    $       0.11           7,462      10,804,389   $       0.69
Effect of dilutive securities                              302,051                                         274,237
                                                      ------------                                    ------------
Dilutive income before extraordinary
    item available for common
    shareholders                      $      1,682      15,202,644    $       0.11    $      7,462      11,078,626   $       0.67
                                      ============    ============    ============    ============    ============   ============


                                                                       Nine Months Ended September 30,
                                      -------------------------------------------------------------------------------------------
                                                    2000 Restated                                         1999
                                      --------------------------------------------    -------------------------------------------
                                                                 (in thousands, except share amounts)
                                                                       Per Share                                      Per Share
                                         Income          Shares          Amount          Income          Shares         Amount
                                      ------------    ------------    ------------    ------------    ------------   ------------
Income (loss) before extraordinary
  item                                $       (300)                                   $     11,195
    Less: Accretion of preferred
    stock dividend                              --                                           2,814
                                      ------------                                    ------------
Basic income (loss) before
    extraordinary item available
     extraordinary shareholders               (300)     14,900,593    $      (0.02)          8,381       7,709,642   $       1.09
Effect of dilutive securities                                   --                                         282,288
                                                      ------------                                    ------------
Dilutive income (loss) before
    extraordinary item available
    for common shareholders           $       (300)     14,900,593    $      (0.02)   $      8,381       7,991,930   $       1.05
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

         The Emerging Issues Task Force issued No. 00-10, Accounting for Shipping and Handing Fees and Costs ("EITF 00-10), which requires that amounts billed to customers related to shipping and handling be classified as revenue and that the related costs should be included in costs of goods sold. The Company previously reported a portion of its shipping revenue as a reduction of shipping costs. The Company adopted EITF 00-10 in the fourth quarter of 2000 and has reflected the impact of this pronouncement in the financial statements for all periods presented herein. The Company reports freight and delivery charges as sales and the related cost of freight and delivery is reported as cost of products sold. Gross profit has not changed from amounts that have been reported prior to the adoption of EITF 00-10. The adoption of this resulted in additional sales and cost of products sold of $3.8 million and $3.0 million, respectively, for the three months ended September 30, 2000 and 1999 and $9.8 million and $7.7 million, respectively, for the nine months ended September 30, 2000 and 1999.


9.   Effective Tax Rate

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


RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2000 Compared to Third Quarter Ended September 30, 1999

         Net sales for the third quarter in 2000 decreased by 4.1% to $93.0 million compared to $97.0 million for the third quarter in 1999. Processed aggregate shipments grew by 7.4% with prices up an average of 5.3%, resulting in $5.3 million increase in sales versus last year during the same period. Asphalt and construction sales decreased 17.8% or $7.3 million. The decrease in demand for asphalt and construction is due to a number of factors, including the effect of rising oil prices and interest rate on delaying commercial and residential paving projects, a curtailment of state paving projects in Utah, as well as delays in the implementation of TEA-21, the Federal highway funding program. Ready mix volumes declined 13.9%, or 4.7% excluding the impact of Birmingham ready mix, which was sold in April 2000, compared to the third quarter in 1999.

         Gross profit for the quarter decreased $8.8 million to $20.2 million, or 21.7% of net sales, compared with $29.0 million, or 29.9% of net sales, in the third quarter of 1999. The decline in gross margin was primarily due to a reduction in pricing for the Company's asphalt and construction businesses, which was caused by increased competition in the marketplace. In addition, an increase in energy, liquid asphalt and fuel costs negatively affected gross margins in all product lines, resulting in a total cost increase of approximately $4.0 million. The Company was unable to implement price increases sufficient to offset these increases in costs, particularly in the asphalt and ready mix businesses. Higher production costs at the Company's quarries also contributed to the decline in gross margin. Finally, the Company wrote-off approximately $0.8 million of fixed assets due to flash flood damage in its Las Vegas quarry. These cost increases, combined with the decrease in sales, were the primary contributors to the decline in gross profit and gross margin in 2000.

         Selling, general and administrative expenses were $7.4 million for the third quarter in 2000 versus $7.8 million in 1999. As a percentage of net sales, the selling, general, and administrative expenses were 8.0% in 2000 compared to 8.1% during the same period in 1999. As a result of the investment in our business in 1999 and 2000, depreciation and amortization grew by $0.7 million.

         Income from operations for the third quarter in 2000 was $8.5 million compared to $17.7 million in 1999, due to the decline in sales and gross margin described above. Net interest expense was $5.2 million for the three months ended September 30, 2000 compared to $4.0 million in 1999 due to higher debt levels and increased interest rates.

         Other nonoperating expenses, net for the third quarter of 2000 were $0.7 million compared with $0.1 million in income in 1999. Other nonoperating expenses in 2000 comprised primarily of fees and expenses incurred by the company in its review of strategic alternatives for its business.

         The effective tax rate for the quarter was 35.0% compared to 37.4% in last year's third quarter. The decrease in the Company's effective tax rate was primarily attributable to lower earnings and the resulting impact of differences in book and tax accounting arising from the net permanent benefits associated with depletion allowances for mineral reserves.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Net sales for the first nine months in 2000 increased by 1.0% to $231.0 million compared to $228.6 million for the same period in 1999. Processed aggregate shipments grew by 10.1%, with prices up an average of 3.7%, resulting in a $12.2 million increase in sales relative to the same period in 1999. Asphalt and construction sales decreased 8.9% or $6.8 million. Ready mix volumes declined 5.1%; however, excluding the impact of the ready mix operations in Birmingham, which was sold in April 2000, volumes increased by 2.7% compared to last year's first nine months.

         Gross profit for the first nine months decreased $13.2 million to $50.8 million, or 22.0% of net sales, compared with $64.0 million, or 28.0% of net sales, in the first nine months of 1999. The decline in gross margin was due to several factors, including a reduction in pricing for the Company's asphalt and construction businesses, which was caused by increased competition in the marketplace. In addition, an increase in energy, liquid asphalt and fuel costs negatively affected gross margins in all product lines, resulting in a total cost increase of approximately $7.5 million. Higher production costs at the Company's quarries also contributed to the decline in gross margin. The Company was unable to implement price increases sufficient to offset these increases in costs, particularly in the asphalt and ready mix businesses.

         Selling, general and administrative expenses were $24.2 million for the first nine months in 2000 compared with $22.7 million in 1999. As a percentage of net sales, the selling, general, and administrative expenses were 10.5% in 2000, compared with 9.9% during the same period in 1999. This increase is primarily attributable to increased selling, general and administrative expenses in the regional operating units where we have added personnel to meet the increased demand for our materials and services. In addition, the company incurred an increase in corporate overhead related to public company expenses, added personnel, higher health insurance expenses, offset in part by a decrease of $0.5 million in bonuses paid to executives in 1999. As a result of the investment in our business in 1999 and 2000, depreciation and amortization grew by $3.1 million.

         Income from operations for the first nine months in 2000 was $14.2 million compared to $32.0 million in 1999. Net interest expense increased $1.1 million from $12.9 for the first nine months of 1999 to $14.0 million for the same period in 2000, due primarily to higher debt levels and increased interest rates during the year.

         The effective tax rate for the first nine months was 35.0% compared to 37.4% last year. The decrease in the Company's effective tax rate was primarily attributable to lower earnings and the resulting impact of differences in book and tax accounting arising from the net permanent benefits associated with depletion allowances for mineral reserves.


LIQUIDITY AND CAPITAL RESOURCES

         On November 13, 2000, we agreed to enter into a Fourth Amendment with our existing lenders pursuant to our senior secured credit facility effective September 29, 2000. The facility provides the Company with a $90 million revolving line of credit and a $105 million term loan. The term loan consists of an "A" tranche and a "B" tranche. The term loan A accrues interest at a rate per annum based on the Eurodollar rate plus a spread of 2.00% to 3.50% and the term loan B accrues interest at a rate per annum based on the Eurodollar rate plus a spread of 3.25% to 4.00%. The term loan A matures in March 2004 and the term loan B matures in March 2006. The Revolving facility of $90 million will be automatically and permanently reduced over the next three years and terminates on June 2004. The agreement also amends the following, amongst other matters, minimum interest coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratios, a minimum EBITDA, limitations on capital expenditures and acquisitions, the use of proceeds from the sale of assets, and limitations on the Company's ability to pay dividends.

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

         At September 30, 2000, working capital, exclusive of current maturities of debt and cash items, totaled $45.4 million, an increase of 11.3% compared to the total of $40.8 million at December 31, 1999, and an decrease of 18.3% compared to the total of $55.6 million at June 30, 2000. The change in net working capital was primarily the result of activity associated with the seasonal demand for construction materials.

         Net cash provided by operating activities for the nine months ended September 30, 2000 was $3.1 million, compared to $4.1 million during the same period last year. Net cash used in investing activities for the nine months ended September 30, 2000 was $30.0 million primarily used for the geographical expansion described in the opening paragraphs on page 11, compared to $40.7 million for the same period in 1999. During the first quarter of 2000, the Company converted $14.2 million of existing operating leases to capital leases. Net cash provided by financing activities was $28.6 million for the nine months ended September 30, 2000 compared to $37.5 million during the same period last year. In January 2000, the revolving portion of our credit facility was increased to $90 million from $60 million.

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


                                        U.S. AGGREGATES, INC.



Dated:   April 18, 2001                 /s/ DANIEL YIH
                                        ----------------------------------------
                                        Daniel Yih
                                        Vice President, Chief Financial Officer
                                        and Treasurer

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