Form 10-K405
period 2000-12-31
U S AGGREGATES INC
filed 2001-04-18
CIK 1054422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            (Mark  One)
            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon closing sales price for the registrant's common stock, as reported on the New York Stock Exchange, was approximately $43,552,082 calculated by excluding shares owned beneficially by directors and officers.

     Number of shares of registrant's common stock outstanding as of March 20, 2001 were 14,900,593.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



                                    CONTENTS



PART  ITEM                                                                  PAGE

I        1  Business                                                           3
         2  Properties                                                         6
         3  Legal Proceedings                                                  7
         4  Submission of Matters to a Vote of Security Holders                8

II       5  Market for Registrant's Common Equity and Related
            Stockholder Matters                                                9
         6  Selected Financial Data                                            9
         7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               10
        7A  Quantitative and Qualitative Disclosures About Market Risk        15
         8  Financial Statements and Supplementary Data                       16
         9  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                               16

III     10  Directors and Executive Officers of the Registrant                17
        11  Executive Compensation                                            18
        12  Security Ownership of Certain Beneficial Owners and Management    21
        13  Certain Relationships and Related Transactions                    22

IV      14  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                          24

        --  Signatures                                                        30

                                     PART I
                                     ------


ITEM  1.     BUSINESS

     U.S. Aggregates, Inc. ("U.S. Aggregates", "USAI" or "the Company") was founded in January 1994 and is a leading producer of aggregates and aggregate related products. Aggregates consist of crushed stone, sand and gravel. In 2000, the Company shipped approximately 19.7 million tons of aggregates, primarily to customers in nine Southeast and Mountain states, generating net sales and loss from operations of $291.7 million and ($5.0) million, respectively. In 2000, approximately 88% of the aggregates shipped by the Company were crushed stone or sand and gravel, and approximately 12% were unprocessed material.

     The following table shows, for the periods indicated, the Company's total shipments of aggregates, asphalt and ready-mix concrete.


                              U.S. AGGREGATES, INC.
             SHIPMENTS OF AGGREGATES, ASPHALT AND READY-MIX CONCRETE


                                                         YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                    2000   1999   1998   1997   1996
                                                    -----  -----  -----  -----  -----
                                                             (in millions)
Tons of aggregates sold:
  Sold directly to customers . . . . . . . . . . .  15.0   13.7   11.9    6.6    5.1
  Used internally. . . . . . . . . . . . . . . . .   4.7    5.4    3.9    2.9    2.1
                                                    -----  -----  -----  -----  -----
    Total tons of aggregates sold. . . . . . . . .  19.7   19.1   15.8    9.5    7.2
      Percentage of aggregates used internally for
       asphalt and concrete                         23.9%  28.3%  24.7%  30.5%  29.2%
Tons of asphalt sold . . . . . . . . . . . . . . .   1.8    2.2    1.6    1.3    0.9
Yards of ready-mix concrete sold . . . . . . . . .   1.6    1.8    1.4    0.9    0.9



The Company's total production capacity is approximately 30 million tons per year.

     U.S. Aggregates markets its aggregates products to customers in a variety of industries, including public infrastructure, commercial and residential construction contractors; producers of asphalt, concrete, ready-mix concrete, concrete blocks, and concrete pipes; and railroads. In 2000, approximately 76% of the Company's aggregates volume was sold directly to customers, and the balance was used to produce asphalt (which generally contains 90% aggregates by volume) and ready-mix concrete (which generally contains 80% aggregates by volume). As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional and local economic conditions, and particularly to downturns in construction spending and to changes in the level of infrastructure spending funded by the public sector. In fact, the Company's performance in the second half of 2000 was affected by the slowing economy and reduced government spending, especially in the Western operations. Currently, the Company does not have any customer that accounts for more than 10% of sales.

     Also as a result of the Company's dependence on the construction industry, the Company's business is seasonal with peak revenue and profits occurring primarily in the months of April through November. Bad weather conditions during this period can adversely affect operating income and cash flow and could therefore have a disproportionate impact on the Company's results for the full year. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. In the fourth quarter of 2000, poor weather conditions in Utah negatively impacted the Company's sales and profits.

     Because of the high cost of transporting aggregates, asphalt and ready-mix concrete, the Company believes that high-quality aggregate reserves located near customers are central to its long-term success. Accordingly, the Company has focused on the acquisition and development of aggregate production sites and companies that are well positioned to serve growing markets. Since U.S. Aggregates' inception, the Company completed and integrated 28 business and asset acquisitions, including both operating companies and aggregate production facilities. In 2000, U.S. Aggregates, Inc. continued to expand into new geographical markets in the Southeast, Utah and Nevada. Distribution of aggregate products in the Southeast was expanded with the startup of a major distribution yard in Memphis, Tennessee.

     As a result of the Company's ambitious acquisition program, the Company acquired certain non-core assets over the last few years. In 2000, the Company outlined a plan to sell certain assets to strengthen its strategic position, reduce debt and improve liquidity. This year, the Company sold its ready-mix operations in Birmingham and subsequently the remaining ready-mix concrete and concrete block operations in the Alabama market to Ready-Mix USA, Inc. one of the largest producers of ready-mix in Alabama. The revenues and total assets related to the sold properties represented approximately 11% and 4%, respectively, of the Company's 2000 consolidated totals. Terms of the sale include the establishment of a long-term contract for U.S. Aggregates to provide Ready-Mix USA with aggregates for its ready-mix operations

     The localized nature of the business also limits competition to those producers in proximity to the Company's production facilities. Although U.S. Aggregates experiences competition in all of its markets, the Company believes that it is generally a leading producer in the market areas it serves. Competition is based primarily on aggregate production site location and price, but quality of aggregates and level of customer service are also important factors. The Company competes directly with a number of large and small producers in the markets it serves.

     A material rise in the price or a material decrease in the availability of oil could and did adversely affect operating results. The cost of transporting the Company's products, the cost of processing material and the cost of asphalt are all correlated to the price of oil. Any increase in the price of oil may and did reduce the demand for the Company's products. In 2000, the Company estimates that the total increase in oil, fuel and energy costs were in excess of $9 million. As a result of competitive pressures, the Company was not able to pass through these cost increases and profits were negatively impacted.

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

     As of year-end, the Company employs approximately 1,476 employees, of whom approximately 1,259 are hourly, 216 are salaried and 1 is part-time. Approximately 313 of U.S. Aggregates' employees are represented by labor unions. The expiration dates of the various labor union contracts are from July 2001 through April 2003. The Company considers its relations with employees to be good.


SUBSEQUENT  DEVELOPMENTS

     As a result of issues raised regarding certain financial and accounting matters affecting the Company's Western operations and upon the recommendation of the Company's auditors, the Company's Board of Directors authorized the Audit Committee to expand the scope of the year-end audit and to increase its oversight of the audit. In connection with the year-end audit, the Company determined that it was necessary to restate the earnings for the first three quarters of 2000. For the first quarter, the Company restated its net loss of $2.6 million, or $0.17 per diluted share, to a net loss of $5.1 million, or $0.34 per diluted share. For the second quarter, the Company restated its net income of $6.8 million, or $0.45 per diluted share, to net income of $3.1 million, or $0.20 per diluted share. For the third quarter, the Company restated its net income of $5.5 million, or $0.36 per diluted share, to net income of $1.7 million, or $0.11 per diluted share. The restatements relate primarily to the reclassification of certain capitalized items to operating expenses, the recognition of certain additional operating expenses, and an increase of the reserve for self-insurance claims. As a result of the Audit Committee's review, certain members of management resigned, were put on administrative leave, or were terminated.

     With the Company's poor financial results in 2000, the Company was in default of the covenants in its senior secured credit facilities as well as its subordinated debt facilities. The Company entered into amendments (the Fifth and Sixth Amendments) with its senior secured lenders which waive all existing covenant defaults, adjust future financial covenants, defer certain principal payments until March 31, 2002, provide the Company with additional liquidity on the sale of certain assets, establish monthly interest payment schedules, increase interest rates, and provide for certain fees if the debt is not refinanced by a certain date in the future. The Company also entered into an amendment with its subordinated note holder to waive existing covenant defaults and to accept deferral of interest payments through May 22, 2002 in exchange for increased interest rates, a deferred fee of $900,000 and warrants for 671,582 shares with a nominal exercise price. In connection with the amendments of the senior secured credit facility and the subordinated notes, Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), the Company's largest shareholder, has committed to loan the Company $2 million as junior subordinated debt. GTCR Fund IV will receive a deferred fee of $450,000 and warrants for 435,469 shares with a nominal exercise price in exchange for its agreement to provide the Company with the junior subordinated debt.

     In 2001, the Company continued its plan to sell certain assets to improve its strategic position, reduce debt and improve its liquidity. Effective as of March 30,2001, the Company sold certain of its operations in northern Utah to Oldcastle Materials, Inc. The sales proceeds were utilized to pay-down debt and certain operating leases and provided the Company with additional liquidity. In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. In order to provide sufficient liquidity to fund operations, capital requirements and debt service, the Company will need to continue its plan to sell certain assets (See Liquidity and Capital Resources).


GOVERNMENTAL  AND  ENVIRONMENTAL  REGULATION

     The Company's operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company continually evaluates whether it must take additional steps at its locations to ensure compliance with these laws and regulations. The Company believes that its operations are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its business, financial condition or results of operations. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of its products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on us. In accordance with the Company's accounting policy for environmental costs, amounts are accrued and included in the Company's financial statements when it is probable that a liability has been incurred and such amount can be reasonably estimated. Costs incurred by the Company in connection with environmental matters in the preceding two fiscal years were not material to the Company's operations or financial condition.

     U.S. Aggregates, as well as other companies in the aggregates industry, produce some products containing varying amounts of crystalline silica. Excessive and prolonged inhalation of very small particles of crystalline silica has been associated with non-malignant lung disease. The carcinogenic potential of excessive exposure to crystalline silica has been evaluated for over a decade by a number of research groups including the International Agency for Research on Cancer, the National Institute for Occupational Safety and Health and the National Toxicology Program, a part of the Department of Health and Human Services. Results of various studies have ranged from classifying crystalline silica as a probable to a known carcinogen. Other studies concluded higher incidences of lung cancer in some operations was due to cigarette smoking, not silica. Governmental agencies, including the Occupational Safety and Health Administration and Mine Safety Health Administration, coordinate to establish standards for controlling permissible limits on crystalline silica. In the early 1990s, they considered lowering silica exposure limits but decided to retain existing limits. The Occupational Safety and Health Administration held stakeholder meetings in the fall of 2000, relating to the release of new rules to implement more stringent regulations controlling permissible limits on Crystalline Silica. No new regulations have been put in place through March 2001. We believe we currently meet government guidelines for Crystalline Silica exposure and will continue to employ advanced technologies as they become available to ensure worker safety and comply with regulations.

     An operating subsidiary of the Company has received a notice of violation regarding the removal and disposal of asbestos-containing insulation from two above ground asphalt storage tanks at one of the subsidiary's facilities and is the subject of several related state and federal civil and criminal investigations. The agencies involved include the Federal Environmental Protection Agency, the United States Department of Justice, the Occupational Safety and Health Administration and the Utah Department of Air Quality (DAQ). The site has been fully cleaned up under the supervision and with the approval of the Utah DAQ and costs related to the clean up have been recorded. In order to fully resolve the matter, the Company anticipates entering into settlements with the various governmental entities, which will involve the payment of fines and the establishment of certain environmental compliance procedures. The Company has accrued for these anticipated fines.


ITEM  2.     PROPERTIES

     In 2000, 27 of the Company's aggregates production sites each had shipments of greater than 100,000 tons. Of these sites, 10 are located on property the Company owns, two are on land owned in part and leased in part and 15 are on leased property. In addition to the Company's quarry sites, it owns other real property. In total, U.S. Aggregates owns 67 pieces of real property and has leasehold or permits or similar rights to 64 other pieces of real property as of December 31, 2001. As of the date of this 10-K, the Company owns 60 pieces of real property and has leasehold or permit or similar rights to 63 other pieces of real property. Most of these properties are subject to a mortgage. The Company's significant quarry leases expire between the year 2012 to 2039 and in some cases are renewable for additional periods. The Company believes that no single aggregate production site is of major significance to its operations.

     The Company's current estimated aggregate reserve position exceeds 1.3 billion tons. The yield from the extraction of reserves is based on an estimate of the volume of materials which can be economically extracted to meet current market and product applications. The Company's mining plans are developed by experienced mining and operating personnel based on internal and outside drilling and geological studies and surveys. In some cases, zoned properties must be extracted in phases as reserves in a particular area of the reserve are exhausted.

     U.S. Aggregates owns approximately 600 million tons and lease approximately 700 million tons of its aggregate reserves. Leases usually provide for royalty payments based on revenues from aggregates sold at a specific location. Leases usually expire after a specific time period and may be renewable for additional terms. Most leases have extension options providing for at least 20 years of operation based on 2000 extraction rates. With minor exceptions, where lease options total less than 20 years, the Company has developed and zoned additional reserves that will allow it to serve its markets on a competitive basis and ensure long term availability. Generally, reserves at the Company's aggregate production sites are adequate for in excess of 20 years production at 2000 rates of extraction. At one of the Company's quarries it is required to extract a minimum amount of 100,000 tons of aggregate per year and at another quarry, 500,000 tons of aggregate per year in order to maintain its rights to mine reserves on these leased properties. The Company anticipates fulfilling these minimum extraction requirements during the lease terms.

     The following table presents the Company's aggregate reserves by market area. The 50 million tons listed as zoned and unpermitted refers to one site where zoning is approved for the entire property, but the permit for the second phase of the mine plan is contingent on completion of the first phase.

                              U.S. AGGREGATES, INC.
                       AGGREGATES RESERVES BY MARKET AREA


                                ZONED/      ZONED/
                               PERMITTED  UNPERMITTED  UNZONED  TOTAL
                               ---------  -----------  -------  -----
                                           (in million tons)
Alabama . . . . . . . . . . .        437           50        -    487
Eastern Tennessee . . . . . .         69            -        -     69
Northern Utah . . . . . . . .        362            -        -    362
Central Utah. . . . . . . . .        110            -       54    164
So. Utah/SE Nevada/NW Arizona        124            -       83    207
Idaho . . . . . . . . . . . .         34            -        -     34
                               ---------  -----------  -------  -----
  TOTAL . . . . . . . . . . .      1,136           50      137  1,323
                               =========  ===========  =======  =====



     Management believes the raw material reserves are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any material difficulty in obtaining the raw materials that it uses for production.

     The Company is required by the laws of various states to reclaim aggregate sites after reserves have been depleted. Each site's mining plan includes a reclamation plan, which has been developed for that site to maximize the value of the end use of the site.

     The Company has two aggregate production sites in Georgia. A major building materials producer has an option to lease one site under a long-term lease. The other aggregate production site is not anticipated to open in the near future.


ITEM  3.     LEGAL  PROCEEDINGS

     An operating subsidiary of the Company has received a notice of violation regarding the removal and disposal of asbestos-containing insulation from two above ground asphalt storage tanks at one of the subsidiary's facilities and is the subject of several related state and federal civil and criminal investigations. The agencies involved include the Federal Environmental Protection Agency, the United States Department of Justice, the Occupational Safety and Health Administration and the Utah Department of Air Quality (DAQ). The site has been fully cleaned up under the supervision and with the approval of the Utah DAQ and costs related to the clean up have been recorded. In order to fully resolve the matter, the Company anticipates entering into settlements with the various governmental entities, which will involve the payment of fines and the establishment of certain environmental compliance procedures. The Company has accrued for these anticipated fines.

     An operating subsidiary of the Company was served with a Civil Investigation Demand appending interrogatories and requests for the production of documents requested in connection with an antitrust investigation by the Utah Attorney General's Office related to the sale of asphalt, aggregate, ready-mix concrete, concrete block and related products and services. The Company has supplied the requested information to the satisfaction of the Utah Attorney General's Office and will continue to cooperate fully in the course of the investigation. The Company believes there is no merit to this investigation.

     From time to time, the Company and its subsidiaries have been involved in various legal proceedings relating to it and its subsidiaries' operations and properties which, except for the proceedings described in the previous paragraph, we believe are routine in nature and incidental to the conduct of it and its subsidiaries' business. The Company and its subsidiaries' ultimate legal and financial liability with respect to these matters cannot be estimated with certainty, but we believe, based on its examination of such matters, that none of these proceedings, if determined adversely, would have a material adverse effect on its business, financial condition or results of operations.

     See also "Note 15: Commitments and Contingencies" of the "Consolidated Notes to Financial Statements".

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of 2000.

                                     PART II
                                     -------


ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "AGA", where it commenced trading on August 13, 1999 following the Company's initial public offering. As of March 20, 2001, the number of shareholders of record approximated 47. The closing price of the Common Stock on the New York Stock Exchange on March 20, 2001, was $7.10. The prices in the following table represent the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange:



Quarter Ended                               High    Low
-------------                              ------  ------

September 30, 1999 (from August 13, 1999)  $15.46  $11.78
December 31, 1999 . . . . . . . . . . . .  $14.96  $ 9.48
March 31, 2000. . . . . . . . . . . . . .  $16.22  $11.91
June 30, 2000 . . . . . . . . . . . . . .  $20.22  $12.73
September 30, 2000. . . . . . . . . . . .  $19.21  $14.81
December 31, 2000 . . . . . . . . . . . .  $16.31  $ 6.38



     For each of the first three quarters of 2000, the Board of Directors authorized a dividend of $0.03 per share of common stock payable April 10, 2000, July 10, 2000, and October 10, 2000 to holders of record on March 27, 2000, June 26, 2000, and September 26, 2000, respectively.

     The Company's policy is to pay out a reasonable share of net cash provided by operating activities as dividends, consistent with the goal of maintaining debt ratios with prudent and generally acceptable limits. The future payment of dividends, however, is being restricted by its credit facility agreements and as such the Company does not anticipate paying dividends in the foreseeable future.


ITEM  6.     SELECTED  FINANCIAL  DATA

     The selected statement of operations, per share data and balance sheet data for each of the 5 years ended December 31 set forth below have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements of the Company and notes to consolidated financial statements on pages F-1 through F-23.



                                                                 YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                      2000       1999      1998      1997      1996
                                                    ---------  --------  --------  --------  --------
                                                           (in thousands, except share amounts)
Net sales. . . . . . . . . . . . . . . . . . . . .  $291,689   $308,592  $237,333  $166,915  $133,378
Income (loss) before extraordinary item. . . . . .   (16,833)    14,197     4,832     5,505     6,444

Income (loss) before extraordinary item available
  for common shareholders per share
    -basic                                          $  (1.13)  $   1.20  $   0.12  $   0.29  $   0.57
    -diluted                                        $  (1.13)  $   1.16  $   0.11  $   0.28  $   0.57

Total assets . . . . . . . . . . . . . . . . . . .  $427,206   $414,928  $337,611  $172,266  $150,139
Long-term obligations & redeemable preferred stock   198,273    160,312   229,353   126,115   110,123
Cash dividends declared per share. . . . . . . . .  $   0.09   $   0.03  $      -  $      -  $      -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     U.S. Aggregates conducts its operations through the quarrying and distribution of aggregate products in nine states in the two regions of the Mountain states and the Southeast. The Company's operations have the same general economic characteristics including the nature of the products, production processes, type and class of customers, methods of distribution and governmental regulations. In 2000, the Company shipped approximately 19.7 million tons of aggregates, primarily to customers in nine Southeast and Mountain states, generating net sales and loss from operations of $291.7 million and ($5.0) million, respectively.

     Since U.S. Aggregates' inception, the Company completed and integrated 28 business and asset acquisitions, including both operating companies and aggregate production facilities. In 2000, U.S. Aggregates, Inc. continued to expand into new geographical markets in the Southeast, Utah and Nevada. Distribution of aggregate products in the Southeast was expanded with the startup of a major distribution yard in Memphis, Tennessee.

     As a result of the Company's ambitious acquisition program, the Company acquired certain non-core assets over the last few years. In 2000, the Company outlined a plan to sell certain assets to strengthen its strategic position, reduce debt and improve liquidity. This year, the Company sold its ready-mix operations in Birmingham and subsequently the remaining ready-mix concrete and concrete block operations in the Alabama market to Ready-Mix USA, Inc. one of the largest producers of ready-mix in Alabama. The revenues and total assets related to the sold properties represented approximately 11% and 4%, respectively, of the Company's 2000 consolidated totals. Terms of the sale include the establishment of a long-term contract for U.S. Aggregates to provide Ready-Mix USA with aggregates for its ready-mix operations.

     In 2001, the Company continued its plan to sell certain assets and completed the sale of certain of its operations in northern Utah to Oldcastle Materials, Inc. The proceeds were utilized to pay-down debt and certain operating leases and provided the Company with additional liquidity. In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The revenues and total assets related to the sold properties represented approximate 14% and 6% respectively, of the Company's 2000 consolidated totals. In order to provide sufficient liquidity to fund operations, capital requirements and debt service, the Company will need to continue its plan to sell certain assets (See Liquidity and Capital Resources).

     U.S. Aggregates markets its aggregates products to customers in a variety of industries, including public infrastructure, commercial and residential construction contractors; producers of asphalt, concrete, ready-mix concrete, concrete blocks, and concrete pipes; and railroads. In 2000, approximately 76% of the Company's aggregates volume was sold directly to customers, and the balance was used to produce asphalt (which generally contains 90% aggregates by volume) and ready-mix concrete (which generally contains 80% aggregates by volume). As a result of dependence upon the construction industry, the profitability of aggregates producers is sensitive to national, regional and local economic conditions, and particularly to downturns in construction spending and to changes in the level of infrastructure spending funded by the public sector. In fact, the Company's performance in the second half of 2000 was affected by the slowing economy and reduced government spending, especially in the Western operations. Currently, the Company does not have any customer that accounts for more than 10% of sales.

     Also as a result of the Company's dependence on the construction industry, the Company's business is seasonal with peak revenue and profits occurring primarily in the months of April through November. Bad weather conditions during this period can adversely affect operating income and cash flow and could therefore have a disproportionate impact on the Company's results for the full year. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. In the fourth quarter of 2000, poor weather conditions in Utah negatively impacted the Company's sales and profits.

     A material rise in the price or a material decrease in the availability of oil could and did adversely affect operating results. The cost of transporting the Company's products, the cost of processing material and the cost of asphalt are all correlated to the price of oil. Any increase in the price of oil may and did reduce the demand for the Company's products. In 2000, the Company estimates that the total increase in oil, fuel and energy costs were in excess of $9 million. As a result of competitive pressures, the Company was not able to pass through these cost increases and profits were negatively impacted.

RESULTS  OF  OPERATIONS

     The following table presents net sales, gross profit, selling, general and administrative expenses, depreciation, depletion and amortization, gain on disposal of assets, restructuring charges, asset impairment charges income/(loss) from operations, and net interest expense for U.S. Aggregates:



                                                             YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                     2000              1999              1998
                                              -----------------  ----------------  ----------------
                                                              (dollars in thousands)
Net sales. . . . . . . . . . . . . . . . . .  $291,689   100.0%  $308,592  100.0%  $237,333  100.0%
Gross profit . . . . . . . . . . . . . . . .    56,315    19.3     84,504   27.4     60,519   25.5
Selling, general and administrative expenses    35,825    12.3     32,035   10.4     25,001   10.5
Depreciation, depletion and amortization . .    16,816     5.8     12,851    4.2     11,098    4.7
(Gain) on disposal of assets . . . . . . . .    (2,021)    0.7          -      -          -      -
Restructuring costs. . . . . . . . . . . . .     2,199     0.8          -      -          -      -
Asset impairment charge. . . . . . . . . . .     8,447     2.9          -      -          -      -
Income (loss) from operations. . . . . . . .    (4,951)    1.7     39,618   12.8     24,420   10.3
Interest expense, net. . . . . . . . . . . .    19,964     6.8     16,042    5.2     14,351    6.0



2000  COMPARED  TO  1999

     NET SALES. Net sales decreased by $16.9 million, or 5.5% from $308.6 million in 1999 to $291.7 million in 2000. This decline was primarily isolated to the fourth quarter of the year. Through the first nine months of the 2000, the Company's net sales total of $230.1 million was slightly higher than the total of $228.6 through the same period of the prior year. However, during the fourth quarter of 2000 the Company's net sales declined by approximately $19.2 million, as processed aggregates, asphalt, and ready mix shipments declined by 16.0%, 45.5%, and 18.2%, respectively. This decrease in sales was partially caused by adverse weather conditions affecting the Western operations, as extremely wet weather, combined with early snow falls in Utah, contributed to the significant decline in activity during the quarter. Increased competition, particularly in Las Vegas, and unexpected delays in the ramp-up of TEA-21 spending further contributed to the decrease in asphalt, paving and construction sales in 2000. In the fourth quarter of 2000, the Company also felt the effects of the general slowing of the economy. For the full year, processed aggregates shipments and pricing increased by 3.2% and 3.1%, respectively, resulting in an increase of processed aggregates sales of $10.9 million for the year. However, this increase was more than offset by the declines in the asphalt, paving and construction business in 2000, which experienced an $18.2 million, or 17.5% decline in sales during the year. Ready-mix volume decreased by 8.4%, resulting in a $9.6 million decline in sales of this product in 2000. However, this decline was primarily related to the sale of the Company's ready-mix operations in Birmingham, Alabama in the first quarter of 2000. Excluding the impact of the sold businesses, ready-mix volumes decreased by 0.7%.

     GROSS PROFIT. Gross profit decreased by $28.2 million, or 33.4% from $84.5 million in 1999 to $56.3 million in 2000. This represented a decline in gross margin from 27.4% in 1999 to 19.3% in 2000. Gross profit from the Company's asphalt, paving and construction business declined $12.5 million, caused primarily by the increased competition in the marketplace and increased fuel, energy and liquid asphalt costs. In total, the Company experienced an increase in the cost of fuel, energy, and liquid asphalt in 2000 of $9.6 million ($4.5 million of which related to the aforementioned asphalt, paving and construction business). Heightened production costs in the Company's quarries also contributed to the decline in gross profit during the year. The Company also recorded a charge of $2.3 million within cost of sales which related to the write-off of inventory related to the restructuring plan implemented during the year. These inventories were abandoned as a result of the closure of several facilities. These factors, combined with the decline in sales for 2000, were the primary causes of the decline in gross profit for the year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.8 million, or 5.5% from $32.0 million in 1999 to $35.8 million in 2000. This increase was primarily attributable to (i) a $1.2 million increase in bad debt expense relating to collection issues identified in

2000, (ii) $0.9 million in expense for asbestos-related clean-up costs and litigation settlement, (iii) $0.4 million in data conversion costs in connection with system integration, (iv) an increase of $0.6 million in corporate overhead primarily related to additional public company expenses as the Company was public for a full year in 2000 and an increase of $0.4 million in professional fees related to the restatement of the 2000 quarterly results and (v) an increase in expenses in the regional operating units where the Company added personnel in 1999 and 2000 to meet the increased demand for materials and services.

     GAIN ON DISPOSAL OF ASSETS. The Company recorded a $2.0 million gain on the two sales of the Company's ready-mix operations in Alabama in 2000.

     RESTRUCTURING CHARGES. During the fourth quarter of 2000, the Company began execution of its restructuring plan, which was comprised of four components: (i) closing an asphalt operation in Nevada; (ii) disposing of certain operations in Idaho; (iii) consolidating certain operations in Utah; and
(iv) reducing corporate overhead. In conjunction with this plan, the Company recorded an asset write-down of $1.1 million related to the decision to close certain facilities. In addition, the Company recorded $1.0 million of facility closure costs and $0.1 million of severance costs associated with the restructuring plan, resulting in a total charge of approximately $2.2 million in the fourth quarter of 2000. All of these costs have been paid as of year end.

     ASSET IMPAIRMENT CHARGES. During the fourth quarter of 2000, the Company made its decision to sell certain construction materials operations in Utah and Idaho. In conjunction with this decision, the Company performed an analysis of the carrying value of its related long-lived assets, and determined that the carrying value exceeded the fair market value of the assets by approximately $8.4 million. The Company therefore recorded an impairment charge to write-down these assets to their estimated fair market value during the fourth quarter of 2000. These assets were sold subsequent to year-end.

     DEPRECIATION, DEPLETION and AMORTIZATION. Depreciation, depletion and amortization increased $3.9 million from $12.9 million in 1999 to $16.8 million in 2000. This increase was primarily due to the additional capital investments made by the Company in 1999 and 2000.

     INCOME/(LOSS) FROM OPERATIONS. The Company reported a net loss from operations of $5.0 for the year ended December 31, 2000 compared with operating income of $39.6 million reported for 1999. However, this loss from operations included several unusual charges incurred in 2000, primarily the restructuring charge of $2.2 million, the asset write-down of $8.4 million, and the restructuring-related inventory write-off of $2.3 million described above.

     INTEREST EXPENSE, NET. Net interest expense increased $3.9 million from $16.0 million in 1999 to $19.9 million in 2000. This increase was primarily due to an increase in debt levels, as well as an increase in interest rates on outstanding borrowings during the year.


1999  COMPARED  TO  1998

     NET SALES. Net sales for 1999 increased by $71.3 million, or 30.0% from $237.3 million in 1998 to $308.6 million in 1999. This increase consisted of $39.5 million in additional net sales generated from the 1998 acquired businesses, and an increase in net sales from existing businesses of $31.8 million. The increase in sales from existing businesses was due to strong demand for the Company's aggregates and related products. Total shipments of aggregates increased to 19.1 million tons for 1999, from 15.8 million tons in 1998, an increase of 20.9%. Revenues were further enhanced by 32.8% and 24.7% increases in asphalt and ready-mix volumes, respectively. The Company also experienced an increase in selling prices of approximately 4% for its aggregates and related products.

     GROSS PROFIT. Gross profit for 1999 increased 39.6% to $84.5 million from $60.5 million for 1998. The increase consisted of $6.6 million additional gross profit from its 1998 acquired businesses and an increase in gross profit from its existing business of $17.4 million, a 34.6% increase. The increase in gross profit at its existing business was attributable to higher volumes and improved production efficiencies. Overall gross margins increased to 28.3% in 1999 from 26.5% in 1998. Gross margins from its existing business were 30.6% in 1999, compared to 26.5% in 1998. Margins from existing businesses increased due to higher selling prices and the leverage gained on fixed costs due to higher sales.

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

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased to $12.9 million for 1999 from $11.1 million for 1998, primarily as a result of the inclusion of the 1998 acquired businesses and additional capital expenditures made in 1999. As a percentage of net sales, its depreciation, depletion and amortization expenses decreased to 4.3% from 4.9% for the same periods primarily due to the leveraging of these costs over a larger sales base.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     From its inception in 1994, the Company has financed its operations and growth from the issuance of preferred and common stock, sales of assets, debt and operating cash flow. It has also used operating leases to finance the acquisition of equipment used in the business. In 2000, the Company began a strategy of evaluating and selling certain assets in order to improve the Company's liquidity.

     At December 31, 2000, the Company has $213.5 million of long-term debt outstanding. This debt level increased from $169.6 million outstanding as of December 31, 1999. The debt is primarily used to finance working capital and capital expansion. The terms of the Company's debt agreements are discussed further below and in Note 9 to the consolidated financial statements included herein. The Company leases aggregate production sites, facilities, and equipment under operating leases with terms generally ranging from 5 to 40 years. The future minimum commitment under these leases was $124.5 million in 2000, $104.7 million in 1999 and $67.9 million in 1998.

     During 2000, the Company generated $2.8 million of cash from operations, a $24.2 million reduction from the $27.0 million generated in 1999. This decrease was primarily due to the decrease in operating income and the increase in interest expense incurred in 2000. In 1998, the Company generated $3.2 million of cash flow from operations, $23.8 million less than the total generated in 1999. The improvement in 1999 over 1998 was primarily due to improvements in earnings and a decrease in working capital requirements during the period. As of December 31, 2000 and 1999, working capital, exclusive of current maturities of debt, assets held for sale and cash items, totaled $30.0 million and $40.8 million, respectively.

     Net cash used in investing activities for 2000 was $26.4 million. The Company expended $40.9 million for the additions to property, plant and equipment, offset by proceeds of $14.5 million on the two sales of the Company's ready-mix operations in Alabama. A substantial portion of the capital expenditures related to the completion of the new facility at O'Neal, and expanded capacity and material handling capability at Pride. In addition, the Company made extensive improvements related to the expansion of the Mountain state quarries, including Point of the Mountain, Beck Street, Ekins, and Lehi. Net cash used in investing activities was $60.0 million in 1999. Of this amount, $63.1 million was for the additions to property, plant and equipment and $0.3 million was used for acquisitions, offset by proceeds of $3.4 million from the sale of assets. Net cash used in investing activities in 1998 totaled $100.9 million. Of this amount, $83.9 million was used for acquisitions, $67.8 million of which was for the purchase of Monroc. Additionally, $27.3 million of the 1998 investing expenditures were for the purchase of property, plant and equipment offset by proceeds of $10.4 million from the sale of certain properties, including a depleted sand and gravel deposit and an unused ready-mix plant site at Monroc.

     Cash provided by financing activities was $24.1 million in 2000, $34.6 million in 1999 and $100.0 million in 1998. During 2000, $28.2 million of cash was generated from additional borrowings offset by $2.3 million of additional debt issuance costs and $1.8 million for dividends paid. During 1999, $65.7 million of cash was generated from the sale of stock through the initial public offering, which was used to reduce the Company's total debt. All of the cash provided by financing in 2000 and 1998 was from increased borrowings under existing or restructured debt agreements.

     In January 2000, the Company entered into a Third Amendment to its senior secured credit facility, which increased the revolving loan facility from $60 million to $90 million.

     In November 2000, the Company entered into a Fourth Amendment with the existing lenders pursuant to its senior secured credit facility effective September 29, 2000. The agreement amended, amongst other things, (i) the automatic and permanent reduction of the revolving facility to occur on December 31, 2001 and June 30, 2002 for the amount of $20 million and $10 million, respectively, (ii) all existing financial covenants, (iii) limitations on capital expenditures and acquisitions, (iv) the use of proceeds from the sale of assets, and (v) limitations on the Company's ability to pay dividends.

     The Company also similarly amended its agreements with the holders of its existing senior subordinated notes to parallel the covenants in the Fourth Amendment to the Bank of America credit facilities.

     The Company was in compliance with all existing debt covenants at December 31, 1998 and 1999. At December 31, 2000, the Company was in default of the covenants in its Fourth Amendment to the senior credit facility as well as its subordinated debt facility. However, the Company entered into amendments (Fifth and Sixth Amendments) with its senior secured lenders which waive all existing covenant defaults, adjust future financial covenants, defer certain principal payments until March 31, 2002, modify the debt repayment schedule, establish a borrowing base on the revolver, provide the Company with additional liquidity from the sale of certain assets, establish monthly interest payment schedules, provide for increased interest rates to Alternate Base Rate plus 5.00% or Eurodollar Rate plus 6.00% , of which 2.00% is capitalized and added to principal for the period through March 31, 2002. The Sixth Amendment also provides for a fee of $1.25 million if the senior credit facility is not paid in full by March 31, 2002.

     The Company also entered into an amendment with its subordinated note holder to waive existing covenant defaults and to accept deferral of interest payments through May 22, 2002 in exchange for a 2.00% increase in interest rates, a deferred fee of $900,000 and warrants for 671,582 shares with a nominal exercise price.

     In connection with the amendments of the senior secured credit facility and the subordinated notes, GTCR Fund IV has committed to loan to the Company $2 million as junior subordinated debt at an interest rate of 18.00%. The junior subordinated debt does not mature until 120 days after senior secured facilities and subordinated notes are paid in full. GTCR Fund IV will receive a deferred fee of $450,000 and warrants for 435,469 shares with a nominal exercise price in exchange for its agreement to provide the Company with the junior subordinated debt.

     On December 22, 2000, the Company entered into a derivative in order to fix interest rate risks on $37 million of its senior credit facility borrowings. An interest rate swap contract, which will expire in two years, hedges the exposure related to interest rate risk. As of December 31, 2000, the difference between the contract amounts and fair value was immaterial.

     The Company believes that its internally generated cash flow (including the sales of assets) and access to existing credit facilities are sufficient to meet liquidity requirements necessary to fund operations, capital requirements and debt service. To the extent these sources of liquidity are not available or fall short of expectations, the Company may need to obtain additional sources of financing. There can be no assurance that such financing will be available or, if available, on terms favorable to the Company. If the Company is unable to obtain such additional financing, there could be a material adverse effect on the Company's business, financial condition and results of operation.

EFFECT  OF  INFLATION

     Management believes that inflation has not had a material effect on U.S. Aggregates.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). Effective January 1, 1999, SOP 98-5 requires that all costs related to start-up activities, including organizational costs, be expensed as incurred. The cumulative effect of the adoption of SOP 98-5 impacted its net earnings by $84, which has been recorded as a nonoperating expense in the first quarter of 1999.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No, 137, Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No, 138, Accounting for Certain Derivatives and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has adopted Statement 133 effective January 1, 2001. The Company has applied Statement 133 to only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998. On December 22, 2000, the Company entered into a derivative in order to fix interest rate risks on $37 million of its senior credit facility borrowings. An interest rate swap contract, which will expire in two years, hedges the exposure related to interest rate risk. This instrument will be accounted for under the provisions of this statement in 2001. If statement 133 had been applied at December 31, 2000, the change in fair value would be immaterial.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25, and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

     The Emerging Issues Task Force issued No. 00-10, Accounting for Shipping and Handing Fees and Costs ("EITF 00-10), which requires that amounts billed to customers related to shipping and handling be classified as revenue and that the related costs should be included in costs of goods sold. The Company previously reported a portion or its shipping revenue as a reduction of shipping costs. The Company adopted EITF 00-10 in the fourth quarter of 2000 and has reflected the impact of this pronouncement in the financial statements for all periods presented herein. The Company reports freight and delivery charges as sales and the related cost of freight and delivery is reported as cost of products sold. Gross profit has not changed from amounts that have been reported prior to the adoption of EITF 00-10. The adoption of this resulted in addition sales and costs of products sold of $12,833 in 2000, $10,411 in 1999, $8,595 in 1998,
$3,672  in  1997,  and  $1,668  in  1996.


FORWARD  LOOKING  STATEMENTS

     Certain matters discussed in this report contain forward-looking statements and information based on management's belief as well as assumptions made by and information currently available to management. Such statements are subject to risks, uncertainties and assumptions including, among other matters, future growth in the construction industry; the ability of U.S. Aggregates, Inc. to complete and effectively integrate its acquired companies operations; to fund its liquidity needs; and general risks related to the markets in which U.S. Aggregates, Inc. operates. Should one or more of these risks materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those projected. Additional information regarding these risk factors and other uncertainties may be found in the Company's filings with the Securities and Exchange Commission.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business.

     All of the Company's borrowings under its floating rate credit facilities are subject to interest rate risk. Borrowings under its syndicated revolving credit facility bear interest, at its option, at either the Eurodollar rate or the ABR rate, plus margin. Each 1.0% increase in the interest rates on the total of its floating rate debt would impact pretax earnings by approximately $1.5 million.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     Reference is made to the financial statements listed under the heading "(a)(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following table sets forth certain information regarding the Company's directors and nominees.


Name                                        Age  Position                                 Director Since
------------------------------------------  ---  ---------------------------------------  --------------
Class  II  Nominees  to  be  Elected  at  the  Annual  Meeting  at the 2001 Annual Meeting
------------------------------------------------------------------------------------------
Morris L. Bishop, Jr.. . . . . . . . . . .   56  President, Chief Operating Officer and         1999 (1)
                                                 Director

Bruce V. Rauner. . . . . . . . . . . . . .   45  Director                                       1994

Daniel W. Yih. . . . . . . . . . . . . . .   42  Vice President, Chief Financial Officer,       2001 (2)
                                                 Treasurer and Director


Class  II  Director  Whose  Terms  Expire  At  The  2002  Annual  Meeting
-------------------------------------------------------------------------

Franz L. Cristiani . . . . . . . . . . . .   59  Director                                       2000 (3)

David A. Donnini . . . . . . . . . . . . .   35  Director                                       1994

James A. Harris. . . . . . . . . . . . . .   67  Chief Executive Officer and Chairman of        1994
                                                 the Board


Class  III  Directors  Whose  Terms  Expire  at  the  2003  Annual  Meeting
---------------------------------------------------------------------------

Edward A. Dougherty. . . . . . . . . . . .   43  Director                                       1997

Michael J. Stone . . . . . . . . . . . . .   57  Executive Vice President                       1994

Raymond R. Wingard . . . . . . . . . . . .   70  Director                                       1999 (4)


(1) Appointed by the Board of Directors as a Class II director on May 1, 1999
(2) Appointed by the Board of Directors as a Class II director on February 15, 2001.
(3) Appointed by the Board of Directors as a Class III director on February 4, 2000.
(4) Appointed  by the Board of Directors as a Class I director on December
    9,  1999.

     Each of the nominees, current directors and executive officers of the Company has been engaged in the principal occupations set forth below during the past five years:

     Morris L. Bishop, Jr. Mr. Bishop has been President and Chief Operating Officer of the Company since May 1997. From 1994 to 1997 he was Vice President of the Company. Prior thereto he was Vice President of Hoover, Inc.

     Bruce V. Rauner. Mr. Rauner is the Managing Principal of GTCR Golder Rauner, LLC, a private equity investment company in Chicago, Illinois formed in May 1998 as a successor to Golder, Thoma, Cressey, Rauner, Inc., where he has been a Principal since 1981. Mr. Rauner is also a director of AnswerThink
Consulting  Group,  Inc.,  Polymer  Group,  Inc.  and  Dynacare,  Inc.

     Daniel W. Yih. Mr. Yih has been a director and acting CFO of the Company since February 2001. Mr. Yih is a Principal and Portfolio Manager at GTCR Golder Rauner, LLC, a private equity investment company in Chicago, Illinois formed in May 1998 as a successor to Golder, Thoma, Cressey, Rauner, Inc. Mr. Yih is also a director of LeapSource, Esquire Communications and Starwood Hotels and Resorts, where he is Chairman of the Audit Committee. Prior to joining GTCR, Mr. Yih was a general partner at Chilmark Fund II from 1995 to 2000.

     Franz L. Cristiani. Mr. Cristiani is a retired partner of Arthur Andersen LLP. Mr. Cristiani retired in August 1999. Mr. Cristiani is also a director of MTI Technology, Inc.

     David A. Donnini. Mr. Donnini is a Principal of GTCR Golder Rauner, LLC, a private equity investment company in Chicago, Illinois formed in May 1998 as a successor to Golder, Thoma, Cressey, Rauner, Inc., where he has been a Principal since 1993. Mr. Donnini is a director of Polymer Group, Inc.

     James A. Harris. Mr. Harris has been Chief Executive Officer and Chairman of the Board since January 1994. Prior thereto he was Vice President of Koppers Company, Inc.

     Edward A. Dougherty. Mr. Dougherty has provided consulting services to the Company since its founding in January 1994. Mr. Dougherty is an independent financial advisor.

     Michael J. Stone. Mr. Stone has been Executive Vice President and Director of the Company since January 1994. Mr. Stone is currently on administrative leave with the Company. Prior to February 2001, Mr. Stone was the Chief Financial Officer, Treasurer and Secretary of the Company.

     Raymond R. Wingard. Mr. Wingard is President of Wingard Enterprises, Inc. (consulting services and funding to early stage business ventures). Mr. Wingard is also Chairman of the Board of Cardiac Telecom Corp. (telemedicine technology). Mr. Wingard is a retired vice president of Koppers Company, Inc.

     Hobart Richey. Secretary and General Counsel. Mr. Richey is an attorney-at-law and has been General Counsel of the Company since 1994 and Secretary since February 2001. Mr. Richey is 73 years of age.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms and related amendments received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all filings were made on a timely basis.


ITEM  11.     EXECUTIVE  COMPENSATION

     The Summary Compensation Table shows certain compensation information for each person who served as Chief Executive Officer during the year and the other most highly compensated executive officers whose aggregate compensation exceeded $100,000 for services rendered in all capacities during fiscal year 2000 (collectively referred to as the "Named Executive Officers"). Compensation data is shown for the fiscal years ended December 31, 2000, 1999 and 1998. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.


                                      SUMMARY COMPENSATION TABLE

                                                                LONG-TERM
                                          ANNUAL              COMPENSATION
                                       COMPENSATION              AWARDS
                                       ------------              ------

      Name and                                                                         All Other
  Principal Position      Year     Salary($)   Bonus($)(a)  Stock Options (#)(b)   Compensation($)(c)
----------------------    ----     ---------   -----------  --------------------   ------------------
James A. Harris. . . .    2000      300,000           -                     -                   -
  Chief Executive         1999      300,000     200,000                20,000               2,625
  Officer and             1998      258,333           -                     -               2,500
  Chairman of the
  Board
Morris L. Bishop, Jr..    2000      250,000           -                     -                   -
  President and Chief     1999      250,000     125,000                35,000               2,625
  Operating Officer       1998      220,833           -                     -               2,500
  and Director
Michael J. Stone . . .    2000      250,000           -                     -                   -
  Executive Vice          1999      250,000     200,000                20,000               2,625
  President-              1998      208,333           -                     -               2,500
  Development, Chief
  Financial Officer,
  Treasurer, Secretary
  and Director


(a) In May 1999, in recognition of the successful completion of the Company's southeast expansion program, Mr. Harris was awarded a bonus of $200,000, Mr. Bishop was awarded a bonus of $125,000 and Mr. Stone was awarded a bonus Of $200,000.
(b) Options  granted  are  for  the  Company's  common  stock.
(c) Amounts reported under "All Other Compensation" consist of matching contributions made on behalf of the employee to the Company's 401(k) Retirement Plan for 1999 and 1998.

COMPENSATION  OF  DIRECTORS

     Each director who is not an employee of the Company receives an annual retainer fee, which is currently $12,000, plus $3,000 for each meeting day of the Board. Directors' fees paid or accrued by the Company during 2000 totaled $143,000. Additionally, during 2000 the Company's non-employee directors received a nonqualified option grant to purchase 3,000 shares of Common Stock under the Company's 1999 Long Term Incentive Plan. Employee directors receive no additional compensation for serving as a director.

MANAGEMENT  EMPLOYMENT  AGREEMENTS

     On August 18, 1999, the Company entered into employment agreements with James A. Harris, its Chief Executive Officer and Chairman of the Board, Morris
L. Bishop, Jr., its President and Chief Operating Officer, and Michael J. Stone, its Executive Vice President, who is currently on administrative leave with the Company. Pursuant to the agreements, Messrs. Harris, Bishop and Stone are currently entitled to receive base salaries of $300,000, $250,000 and $250,000, respectively, and bonuses, as determined from time to time by the Board of Directors. The agreements are each for a term ending December 31, 2002. If the executive's employment is terminated without cause, he is entitled to a severance payment equal to his annual base salary plus the amount of any bonus received for the year prior to such termination per year for a period of two years following the date of such termination.

     On  October  28,  1999  the  Company  entered into an agreement with Hobart
Richey, the Company's General Counsel and Secretary, pursuant to which Mr. Richey agreed to provide certain legal services to the Company for a period ending December 31, 2002. Pursuant to the agreement Mr. Richey received $20,000 per month. The Company is obligated to continue the payments in the event Mr. Richey dies or becomes disabled or in the event he is terminated for other than cause.

401(K)  PLAN

     The Company maintains a savings plan qualified under Section 401(a) and 401(k) of the Internal Revenue Code. Generally, all full-time employees other than certain union employees are eligible to participate in the plan. Employees electing to participate in the plan are fully vested in their contributions. In addition, the Company may make discretionary contributions under the plan each year. Participating employees increase their vested interest in the discretionary contributions based upon years of employment in which a minimum of 1,000 hours are worked, and they become fully vested after five years. The maximum contribution for any participant for any year is the maximum amount permitted under the Internal Revenue Code.

1999  LONG  TERM  INCENTIVE  PLAN

     The Company's 1999 Long Term Incentive Plan (the "Plan"), which was approved by the Shareholders in August 1999, provides for the granting of incentive and nonqualified stock options, stock appreciation rights, either alone or in tandem with options, restricted stock, performance awards, or any combination of the foregoing. The purposes of the Plan are to promote the long term growth and profitability of the Company by providing certain directors, officers and key employees of, and certain other key individuals who perform services for, the Company and its subsidiaries with incentives to maximize stockholder value and otherwise contribute to the Company's success, as well as to attract people of experience and ability to the Company. The Plan is intended to comply with Rule 16b-3 of the Securities Exchange Act of 1934. The Plan covers an aggregate of 700,840 shares of Common Stock of which 273,336 had been granted and outstanding as of December 31, 2000.

     The Plan provides for the granting of two types of stock options: incentive stock options (ISOs) and Nonqualified Stock Options (NSOs). The ISOs (but not the NSOs) are intended to qualify as "incentive stock options" as defined in
Section  422  of  the  Internal  Revenue  Code  of  1986,  as  amended.

     Options may be granted under the Plan to directors (including non-employee directors), officers and key employees of, and other key individuals performing services for, the Company and its subsidiaries selected by the Compensation Committee of the Board of Directors; provided, however, that ISOs may be granted only to eligible employees of the Company and its subsidiaries. As of December 31, 2000, approximately 54 employees, directors and consultants participated in the Plan.

     The Compensation Committee of the Board of Directors administers the Plan. The Committee has the power, subject to the provisions of the Plan, to determine the persons to whom and the dates on which grants will be made, the number of shares to be subject to each grant, the time or times during the term of each grant within which all or a portion of such grant may be exercised, and the other terms of the grants.

     The maximum term of each option is ten years. ISOs granted under the Plan generally vest in thirds over a three-year period following the date of grant for employees of the Company. NSOs granted under the Plan generally vest annually over a three-year period following the date of grant and immediately upon grant date for outside directors. Upon termination for cause or at will, the unvested portion of the options will be forfeited.

     The exercise price of all ISOs granted under the Option Plan must be at least equal to the fair market value of the underlying stock on the date of grant. The exercise price of NSOs granted under the Option Plan is not subject to any limitation based on the then current market value of the Company's Common Stock.

     The Plan also provides for awards of restricted stock. A restricted stock award is an award of shares of common stock which are subject to restrictions on transfer for a period specified by the Compensation Committee. The holder must pay at least par value ($0.01 per shares) for all restricted stock granted. In the event the holder of restricted stock issued under the Plan ceases to be employed by (or to act as a director or consultant to) the Company prior the end of the restricted period, all shares still subject to restriction may be purchased by the Company for the price paid by the holder. No awards of restricted stock were made under the Plan in 2000.

     The Plan also provides for awards of stock appreciation rights either alone or in tandem with options. A SAR entitles the holder, upon exercise, to receive a distribution in an amount equal to the difference between the fair market value of a share of common stock of the Company on the date of exercise and the exercise price of the SAR, or in the case of SARs granted in tandem with options, the exercise price of any option to which the SAR is related, multiplied by the number of shares as to which the SAR is exercised. The Compensation Committee is authorized to decide whether such distribution shall be in cash or in the Company's securities. All SARs will be exercised automatically on the last day prior to the expiration date as long as the fair market value of a share of the Company's common stock exceeds the exercise price of the SAR. No awards of SARs were made under the Plan in 2000.

     The Plan also provides for awards of performance shares. Performance shares are shares of the Company's common stock based on the achievement by the grantees of certain performance goals established by the Compensation Committee. A participant must be a director, officer or employee of, or otherwise perform services for the Company or its subsidiaries at the end of the performance cycle in order to be entitled to a payment of a performance award. No performance awards were made under the Plan in 2000.

     No consideration is received by the Company for granting any option, restricted stock or SAR under the Plan. An optionee may pay the exercise price of an option in cash, by check, by surrender of shares of the Company's common stock, by payment in accordance with a permitted cashless exercise program or by any other forms of consideration approved by the Compensation Committee.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

     No options were granted during the last fiscal year to any of the named executive officers of the Company. Options to purchase 3,000 shares of common stock were granted under the plan to a director in 2000.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The members of the Company's Compensation Committee are Messrs. Donnini, Rauner, Wingard and Cristiani. Mr. Pullin retired as a director and member of the Compensation Committee on October 30, 2000. No interlocking relationships exist between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the ownership of the Company's Common Stock as of March 20, 2001 by (i) all those known by the Company to be beneficial owners of more than 5% of any class of the Company's voting securities; (ii) each director and nominee; (iii) each named executive officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS(A)


                                                 AMOUNT OF DIRECT      PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER           BENEFICIAL OWNERSHIP  OF CLASS (b)
---------------------------------------------  --------------------  ------------
Golder, Thoma, Cressey, Rauner Fund IV, L.P..         7,824,997          52.5%
  6100 Sears Tower
  Chicago, Illinois 60606

Goldman Sachs Asset Management. . . . . . . .         1,218,600           8.2%
  1 New York Plaza
  New York,  New York  10004

T. Rowe Price Associates, Inc. (c). . . . . .         1,070,400           7.2%
  100 E. Pratt Street
  Baltimore, Maryland 21202

Liberty Wagner Asset Management, L.P. . . . .         1,042,700           7.0%
  227 West Monroe Street, Suite 3000
  Chicago, Illinois 60606


(a) Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d),13(g) and 16(a) and information made known to the company.
(b) Calculation based on 14,900,593 shares of Common Stock outstanding as of March 21, 2001.
(c) These securities are owned by various individuals and institutional investors which T. Rowe Price Associates, Inc. serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, T. Rowe Price Associates, Inc. is deemed to be a beneficial owner of such securities; however, T. Rowe Price Associates, expressly disclaims that it is, in fact, the beneficial owners of such securities.

SECURITY  OWNERSHIP  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS


                           AMOUNT AND NATURE
NAME OF                      OF BENEFICIAL        PERCENT
BENEFICIAL OWNER           OWNERSHIP (a) (b)    OF CLASS(c)
-------------------------  ------------------  -------------
  Morris L. Bishop, Jr. .             135,560         *
  Franz L. Cristiani. . .               3,000         *
  David A. Donnini. . . .           7,827,997(e)     52.5%
  Edward A. Dougherty . .              23,424(f)      *
  James A. Harris . . . .             450,013(g)      3.0%
  Charles R. Pullin . . .              17,837(d)      *
  Bruce V. Rauner . . . .           7,827,997(e)     52.5%
  Hobart Richey . . . . .              36,116(h)      *
  Michael J. Stone. . . .             309,051(i)      2.1%
  Raymond R. Wingard. . .               3,500         *
  Daniel W. Yih . . . . .           7,824,997(j)     52.5%
  All Directors and . . .           8,806,498        59.1%
  Executive Officers as a
  Group


*   Does  not  exceed  1%  of  the  referenced  class  of  securities.

(a) Ownership  is  direct  unless  indicated  otherwise.
(b) Includes shares beneficially owned and shares which may be acquired within 60 days from March 21, 2001.
(c) Calculation based on 14,900,593 shares of Common Stock outstanding as of March 21, 2001.
(d) Mr. Pullin  retired  from the Board of Directors effective October 30, 2000.
(e) Includes 3,000 shares issuable upon the exercise of stock options and 7,824,997 shares held by Golder, Thoma, Cressey, Rauner Fund IV, L.P. to which Messrs. Donnini and Rauner disclaim any beneficial interest.
(f) Includes 20,424 shares owned by The Edward A. Dougherty and Linda F. Dougherty 1998 Family Trust.
(g) Includes 199,010 shares owned by the James A. Harris Grantor Retained Annuity Trust and 49,737 shares owned by the James A. Harris Charitable Remainder Unitrust.
(h) Owned  by  Jeanne  T.  Richey.
(i) Owned  by  The  Michael  J.  Stone  and Ashia H. Stone Revocable Inter Vivos
    Trust.
(j) 7,824,997 shares held by Golder, Thoma, Cressey, Rauner Fund IV, L.P. to which Daniel W. Yih disclaims any beneficial interest.


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

CERTAIN  LOANS  TO  EXECUTIVES

     As of March 20, 2001, the Company has outstanding principal loans of approximately $146,000 to James A. Harris, Chief Executive Officer and Chairman of the Board, $100,000 to Michael J. Stone, Executive Vice President (on administrative leave) and a Director, $247,000 to Morris L. Bishop, Jr., President and Chief Operating Officer and a Director, pursuant to promissory notes to finance their purchase of the Company's securities. Each of the recourse notes is secured by a pledge of the securities purchased with the note pursuant to a pledge agreement between the Company and each of Messrs. Harris, Stone and Bishop. The notes bear interest at a rate per annum equal to 8%. The principal amount of the notes and all interest accrued thereon mature in part on various dates beginning in October 2001, with the remainder maturing in October 2005. The notes may be prepaid in full or in part at any time.

Registration  Agreement

     The Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P., James A. Harris Grantor Retained Annuity Trust, The James A. Harris Charitable Remainder Unitrust, a trust for the benefit of Mr. Stone and his wife for which they also serve as trustees, Mrs. Jeanne T. Richey and Messrs. Harris, Bishop, Dougherty and Pullin are parties to a registration agreement. Pursuant to the registration agreement, the holders of a majority of the Company's common stock issued pursuant to an equity purchase agreement, or issued or issuable in respect of the securities may request, after the offering of common stock, up to three registrations of all or any part of their common stock on Form S-1 or any similar long-form registration statement, if available, an unlimited number of registrations on Form S-2 or S-3 or any similar short-form registration statement, each at the Company's expense. In the event the holders of a majority of common stock make such a request, all other parties to the registration agreement will be entitled to participate in the registration. The registration agreement also grants the parties piggyback registration rights with respect to registrations by the Company of its securities. The Company pays all expenses related to these piggyback registrations.

Financial  Advisory  Arrangements

     Pursuant to financial advisory agreements between the Company and Edward A. Dougherty, a Director, Mr. Dougherty has served as an advisor to the Company with respect to strategic financial planning from time to time in connection with its acquisition program and securing and completing specific financing arrangements. The Company paid Mr. Dougherty a total of $60,000 in 2000 for financial advisory services rendered to the Company by Dougherty.

Certain  Family  Relationships

     David Harris, the son of James A. Harris, is a full-time employee of Southern Ready Mix, Inc., a subsidiary. David Harris receives a salary of approximately $95,000 for performing services as an employee. Brett Harris is a full-time employee of Southern Ready Mix, Inc., a subsidiary, and receives a salary of $47,500. Christopher M. Bishop, the son of Morris L. Bishop, Jr., and Timothy K. Bishop, the brother of Morris L. Bishop, Jr., are full-time employees of Southern Ready Mix, Inc., a subsidiary. Each receives a salary of approximately $60,000 for services performed as an employee. Ashia H. Stone, the wife of Michael J. Stone acted as one of the Company's financial advisors. The Company paid Ms. Stone a total of $124,800 in 2000 for financial advisory services provided to it.

Other  Relationships

     Morris L. Bishop, Jr. has a minority interest in Dekalb Stone, Inc., a corporation in which the Company is the majority shareholder.

                                     PART IV
                                     -------


ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Consolidated  Financial  Statements

     The following consolidated financial statements of U.S. Aggregates, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:


     Report of Independent Public Accountants                                F-2
     Consolidated Balance Sheets as of December 31, 2000 and 1999            F-3
     Consolidated  Statements  of  Operations  for  the  Years  Ended
        December 31, 2000, 1999 and 1998                                     F-4
     Consolidated  Statements  of  Shareholders'  Equity  for  the  Years
        Ended December 31, 2000, 1999 and 1998                               F-5
     Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
        December 31, 2000, 1999 and 1998                                     F-6
     Notes to Consolidated Financial Statements                              F-7


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

4.1(iii)*      Second  Amendment  to  Third  Amended  and  Restated  Credit
               Agreement  dated  as  of  August  12,  1999  by  and  among  the
               Company,  various  financial  institutions  and  Bank  of America
               National  Trust  and  Savings  Association,  individually  and as agent (Annual  Report  on  Form  10-K  for  the  Year Ended
               December 31, 1999, Exhibit 4.1(iii),  filed  March  16,  2000)


4.1(iv)*       Third  Amendment  to  Third  Amended  and  Restated  Credit
               Agreement dated as of January 13, 2000 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Annual Report on Form 10-K for the Year Ended December 31, 1999, Exhibit 4.1(iv), filed March 16, 2000)

4.1(v)* Fourth Amendment to Third Amended and Restated Credit Agreement dated as of September 29, 2000 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as Agent (Form 8-k, Exhibit 10.1, Filed November 28, 2000)

4.2* Amended and Restated Security Agreement dated as of June 5, 1998 by and among the Company, its subsidiaries and Bank of America National Trust and Savings Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.2, filed July 14, 1999)

4.3* Amended and Restated Company Pledge Agreement dated as of June 5, 1998 by and between the Company and Bank of America National Trust and Savings Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.3, filed July 14,
               1999)

4.4* Amended and Restated Subsidiary Pledge Agreement dated as of June 5, 1998 by and among Western Aggregates Holding Corp., Western Rock Products Corp., SRM Holdings Corp., Southern Ready Mix, Inc., Monroc, Inc. and Bank of America National
               Trust  and  Savings  Association  (Amendment  No.  1  to Form S-1
               (Reg.  No.  333-79209),  Exhibit  4.4,  filed  July  14,  1999)

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

4.7(iv)* Amendment No. 2 to Amended and Restated Note and Warrant Purchase Agreement dated as of August 12, 1999 by and between the Company and The Prudential Insurance Company of America (Annual Report on Form 10-K for the Year Ended December 31, 1999, Exhibit 4.7(iv), filed March 16, 2000)

4.7(v)* Amendment No. 3 to Amended and Restated Note and Warrant Purchase Agreement dated as of September 29, 2000 by and between the Company and The Prudential Insurance Company of
               America  (Form  8-k,  Exhibit  10.2,  Filed  November  28,  2000)

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

10.50 Letter Agreement dated as of October 28, 1999 by and between the Company and Hobart Richey

21.1           Subsidiaries  of  the  Company

23.1           Consent of Arthur Andersen LLP

*  Incorporated  by  reference  to  the  filing  indicated.

(b)  Reports  on  Form  8-K

     On November 28, 2000, the Company filed a current report on Form 8-k reporting under item 5 the amendment to its senior credit facility and amendment to its senior subordinated notes.

     No other reports on Form 8-K were filed during the three months ended December 31, 2000.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 18, 2001.



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



             SIGNATURE               TITLE                      DATE


    /s/  James  A.  Harris     Chairman and Chief Executive     April  18,  2001
----------------------------            Officer
    James  A. Harris          (Principal Executive Officer)


    /s/ Daniel Yih             Vice President, Chief Financial  April  18,  2001
----------------------------   Officer, Treasurer, and Director
    Daniel Yih                 (Principal  Financial  Officer)


    /s/ Morris L. Bishop, Jr.  President, Chief Operating       April  18,  2001
----------------------------   Officer  and  Director
    Morris  L.  Bishop,  Jr.


                               Executive Vice President         April  18,  2001
----------------------------   and  Director
    Michael  J.  Stone


    /s/  Bruce  V.  Rauner              Director                April  18,  2001
----------------------------
    Bruce  V.  Rauner


    /s/  David  A.  Donnini             Director                April  18,  2001
----------------------------
    David  A.  Donnini


    /s/Edward  A.  Dougherty            Director                April  18,  2001
----------------------------
    Edward  A.  Dougherty


    /s/  Franz  Cristiani               Director                April  18,  2001
----------------------------
    Franz  Cristiani


    /s/  Raymond  Wingard               Director                April  18,  2001
----------------------------
     Raymond  Wingard

                              U.S. AGGREGATES, INC.
                          INDEX TO FINANCIAL STATEMENTS






     Report of Independent Public Accountants                                F-2

     Consolidated Balance Sheets as of December 31, 2000 and 1999            F-3

     Consolidated  Statements  of  Operations  for  the  Years  Ended
         December 31, 2000, 1999 and 1998                                    F-4

     Consolidated  Statements  of  Shareholders'  Equity  for  the
         Years  Ended December 31, 2000, 1999 and 1998                       F-5

     Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
         December 31, 2000, 1999 and 1998                                    F-6

     Notes to Consolidated Financial Statements                              F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO  THE  SHAREHOLDERS  AND  THE  BOARD  OF  DIRECTORS  OF
U.S.  AGGREGATES,  INC.:


     We have audited the accompanying consolidated balance sheets of U.S. Aggregates, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Aggregates, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




/s/  Arthur  Andersen  LLP

San  Francisco,  California
March  21,  2001
(except  with  respect  to  the  matters  discussed  in  Note  9 as  to  which  the  date  is  April  18,  2001)


                                   U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share amounts)

                                                                               DECEMBER 31,    DECEMBER 31,
                                                                                   2000            1999
                                                                              --------------  --------------
                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $       5,021   $       4,478
  Trade accounts receivable, net of allowance for doubtful accounts
    of $2,238 and $1,273, respectively . . . . . . . . . . . . . . . . . . .         34,860          52,294
  Notes and other receivables. . . . . . . . . . . . . . . . . . . . . . . .            928           2,022
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,795          28,041
  Net assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . .         23,880               -
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .          6,429           5,780
                                                                              --------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .        100,913          92,615

PROPERTY, PLANT AND EQUIPMENT, net . . . . . . . . . . . . . . . . . . . . .        292,066         292,910

INTANGIBLE ASSETS, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,823          22,308

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,404           7,095
                                                                              --------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     427,206   $     414,928
                                                                              ==============  ==============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $      29,991   $      35,631
  Accrued payroll. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,252           2,743
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          9,765           8,033
  Income tax payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             886
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . .         22,842           9,298
                                                                              --------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .         64,850          56,591

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion . . . .        190,673         160,312
DEFERRED INCOME TAXES, net . . . . . . . . . . . . . . . . . . . . . . . . .         47,377          55,404
OTHER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            330              96
                                                                              --------------  --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .        303,230         272,403
                                                                              --------------  --------------

MINORITY INTEREST, net . . . . . . . . . . . . . . . . . . . . . . . . . . .             11              12
                                                                              --------------  --------------

COMMITMENTS AND CONTINGENCIES (Note 4,5, and 15)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    14,908,222 shares outstanding, including 7,629 shares of treasury stock.            149             149
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .        123,648         123,648
  Notes receivable from sale of stock. . . . . . . . . . . . . . . . . . . .         (1,243)         (1,195)
  Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . . .             (2)             (2)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,413          19,913
                                                                              --------------  --------------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .        123,965         142,513
                                                                              --------------  --------------

      Total liabilities, minority interest and shareholders' equity. . . . .  $     427,206   $     414,928
                                                                              ==============  ==============


The accompanying notes are an integral part of these statements.


                               U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except share amounts)

                                                                      YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                  2000         1999         1998
                                                              ------------  -----------  -----------
NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . .  $   291,689   $  308,592   $  237,333
COST OF PRODUCTS SOLD. . . . . . . . . . . . . . . . . . . .      235,374      224,088      176,814
                                                              ------------  -----------  -----------
      Gross profit . . . . . . . . . . . . . . . . . . . . .       56,315       84,504       60,519

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . . .       35,825       32,035       25,001
DEPRECIATION, DEPLETION AND AMORTIZATION . . . . . . . . . .       16,816       12,851       11,098
(GAIN) ON DISPOSAL OF ASSETS . . . . . . . . . . . . . . . .       (2,021)           -            -
RESTRUCTURING COSTS. . . . . . . . . . . . . . . . . . . . .        2,199            -            -
ASSET IMPAIRMENT CHARGE. . . . . . . . . . . . . . . . . . .        8,447            -            -
                                                              ------------  -----------  -----------
      Income (loss) from operations. . . . . . . . . . . . .       (4,951)      39,618       24,420

OTHER INCOME (EXPENSES):
  Interest, net. . . . . . . . . . . . . . . . . . . . . . .      (19,964)     (16,042)     (14,351)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .         (984)        (307)      (1,104)
                                                              ------------  -----------  -----------
      Income (loss) before income taxes,
        minority interest and extraordinary item . . . . . .      (25,899)      23,269        8,965

BENEFIT FROM (PROVISION FOR) INCOME TAXES. . . . . . . . . .        9,065       (8,499)      (3,748)
                                                              ------------  -----------  -----------
      Income (loss) before minority interest and
        extraordinary item . . . . . . . . . . . . . . . . .      (16,834)      14,770        5,217

MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . . .            1         (573)        (385)
                                                              ------------  -----------  -----------
      Income (loss) before extraordinary item. . . . . . . .      (16,833)      14,197        4,832

EXTRAORDINARY ITEM:  Loss on extinguishment of debt,
  less applicable income tax benefit of $175, $161 and $212.         (326)        (264)        (338)
                                                              ------------  -----------  -----------
      Net income (loss). . . . . . . . . . . . . . . . . . .  $   (17,159)  $   13,933   $    4,494
                                                              ============  ===========  ===========

Income (loss) per common share-basic
  Income (loss) before extraordinary item available for
    common shareholders. . . . . . . . . . . . . . . . . . .  $     (1.13)  $     1.20   $     0.12
  Extraordinary item, net of tax . . . . . . . . . . . . . .        (0.02)       (0.03)       (0.06)
                                                              ------------  -----------  -----------
  Net income (loss) available for common shareholders. . . .  $     (1.15)  $     1.17   $     0.06
                                                              ============  ===========  ===========
  Weighted average common shares outstanding . . . . . . . .   14,900,593    9,522,156    6,136,630

Income (loss) per common share-diluted
  Income (loss) before extraordinary item available for
    common shareholders. . . . . . . . . . . . . . . . . . .  $     (1.13)  $     1.16   $     0.11
  Extraordinary item, net of tax . . . . . . . . . . . . . .        (0.02)       (0.03)       (0.06)
                                                              ------------  -----------  -----------
  Net income (loss) available for common shareholders. . . .  $     (1.15)  $     1.13   $     0.05
                                                              ============  ===========  ===========
  Weighted average common shares outstanding . . . . . . . .   14,900,593    9,799,817    6,382,094


The accompanying notes are an integral part of these statements.


                                              U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (in thousands, except share amounts)

                                                                        NOTES        TREASURY STOCK
                                                                                   ------------------
                                                       ADDITIONAL     RECEIVABLE    SHARES                             TOTAL
                                      COMMON STOCK       PAID-IN      FROM SALE    HELD IN              RETAINED    SHAREHOLDERS'
                                  -------------------
                                    SHARES    AMOUNT     CAPITAL       OF STOCK    TREASURY   AMOUNT    EARNINGS       EQUITY
                                  ----------  -------  ------------  ------------  --------  --------  ----------  ---------------
BALANCE AT
  DECEMBER 31, 1997. . . . . . .   6,144,250  $    61  $     2,587   $      (593)     7,629  $    (2)  $   8,844   $       10,897
  Notes receivable, net of
    payments . . . . . . . . . .           -        -            -           (47)         -        -           -              (47)
  Issuance of stock warrants . .           -        -          300             -          -        -           -              300
  Accretion of mandatory
    redeemable preferred
    stock dividend . . . . . . .           -        -            -             -          -        -      (4,097)          (4,097)
  Net income . . . . . . . . . .           -        -            -             -          -        -       4,494            4,494
                                  ----------  -------  ------------  ------------  --------  --------  ----------  ---------------
BALANCE AT
  DECEMBER 31, 1998. . . . . . .   6,144,250       61        2,887          (640)     7,629       (2)      9,241           11,547
  Notes receivable, net of
    payments . . . . . . . . . .           -        -            -           (62)         -        -           -              (62)
  Conversion of minority
    interest to equity . . . . .     649,363        6        8,760          (493)         -        -           -            8,273
  Issuance of common stock . . .   5,000,000       50       65,656             -          -        -           -           65,706
  Exercise of warrants . . . . .      22,800        1           (1)            -          -        -           -                -
  Accretion of mandatory
    redeemable preferred
    stock dividend . . . . . . .           -        -            -             -          -        -      (2,814)          (2,814)
  Conversion of preferred shares
    and accreted dividends to
    common shares. . . . . . . .   3,091,809       31       46,346             -          -        -           -           46,377
  Net income . . . . . . . . . .           -        -            -             -          -        -      13,933           13,933
  Cash dividends declared. . . .           -        -            -             -          -        -        (447)            (447)
                                  ----------  -------  ------------  ------------  --------  --------  ----------  ---------------
BALANCE AT
  DECEMBER 31, 1999. . . . . . .  14,908,222      149      123,648        (1,195)     7,629       (2)     19,913          142,513
  Notes receivable, net of
    payments . . . . . . . . . .           -        -            -           (48)         -        -           -              (48)
  Net loss . . . . . . . . . . .           -        -            -             -          -        -     (17,159)         (17,159)
  Cash dividends declared. . . .           -        -            -             -          -        -      (1,341)          (1,341)
                                  ----------  -------  ------------  ------------  --------  --------  ----------  ---------------
BALANCE AT
  DECEMBER 31, 2000. . . . . . .  14,908,222  $   149  $   123,648   $    (1,243)     7,629  $    (2)  $   1,413   $      123,965
                                  ==========  =======  ============  ============  ========  ========  ==========  ===============


The  accompanying  notes  are  an  integral  part  of  these  statements.


                                   U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands, except share amounts)

                                                                               YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------
                                                                            2000        1999        1998
                                                                          ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before extraordinary item. . . . . . . . . . . . . . . .  $(16,833)  $  14,197   $   4,832
  Adjustments to reconcile income (loss) before extraordinary item to net cash provided by operating activities:
      Depreciation, depletion and amortization . . . . . . . . . . . . .    16,816      12,851      11,098
      Restructuring charges, net of cash paid. . . . . . . . . . . . . .     1,272           -           -
      Asset impairment charges . . . . . . . . . . . . . . . . . . . . .     8,447           -           -
      Provision for doubtful accounts, net . . . . . . . . . . . . . . .       965         109         (49)
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .    (8,027)      7,117       3,226
      Loss (gain) on disposal of fixed assets and real estate. . . . . .       660        (171)        330
      Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .        (1)        573         775
      Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . .      (326)       (264)       (338)
      Change in operating assets and liabilities:
        Trade accounts, notes and other receivables. . . . . . . . . . .    17,610      (9,096)    (13,018)
        Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,754)     (3,665)     (8,280)
        Prepaid expenses and other . . . . . . . . . . . . . . . . . . .   (11,412)     (5,919)      2,890
        Trade accounts payable and accrued liabilities . . . . . . . . .    (3,955)     11,341         347
        Income taxes payable . . . . . . . . . . . . . . . . . . . . . .      (886)         (4)        916
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       234         (96)        454
                                                                          ---------  ----------  ----------
          Net cash provided by operating activities. . . . . . . . . . .     2,810      26,973       3,183
                                                                          ---------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment . . . . . . . . . . . . . .   (40,889)    (63,097)    (27,330)
  Acquisition of subsidiaries, net of cash acquired. . . . . . . . . . .         -        (325)    (83,884)
  Proceeds from sale of property, plant & equipment. . . . . . . . . . .    14,501       3,455      10,360
                                                                          ---------  ----------  ----------
          Net cash used in investing activities. . . . . . . . . . . . .   (26,388)    (59,967)   (100,854)
                                                                          ---------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . .   (69,891)   (101,281)    (85,990)
  New borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .    98,100      70,198     185,731
  Proceeds from sale of stock, net . . . . . . . . . . . . . . . . . . .         -      65,706           -
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,788)          -           -
  Debt issuance cost . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,300)          -         300
                                                                          ---------  ----------  ----------
          Net cash provided by financing activities. . . . . . . . . . .    24,121      34,623     100,041
                                                                          ---------  ----------  ----------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .       543       1,629       2,370

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . . . .     4,478       2,849         479
                                                                          ---------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . . . .  $  5,021   $   4,478   $   2,849
                                                                          =========  ==========  ==========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 20,741   $  15,684   $  13,364
    Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5)        600         131
NONCASH TRANSACTIONS:
  Value assigned to warrants . . . . . . . . . . . . . . . . . . . . . .         -           -         300
  Accretion of preferred stock dividend. . . . . . . . . . . . . . . . .         -       2,814       4,097
  Conversion of minority interest to equity. . . . . . . . . . . . . . .         -       8,273           -
  Conversion of preferred shares and accreted dividends to common shares         -      46,377           -
  Dividends declared but not paid. . . . . . . . . . . . . . . . . . . .         -         447           -
  Addition of capital lease obligations. . . . . . . . . . . . . . . . .    15,645           -           -


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

RISK  FACTORS  RELATING  TO  THE  COMPANY'S  BUSINESS  AND  INDUSTRY

     The Company's business is seasonal, with peak revenue and profits occurring primarily in the months of April through November. Bad weather conditions during this period could and did adversely affect operating income and cash flow and had a disproportionate impact on the Company's results for the full year. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future.

     A majority of the Company's revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of geographic markets, the Company's business is subject to the economic conditions in each geographic market. General economic downturns or localized downturns in the regions where the Company has operations, including any downturns in the construction industry, could and did have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of certain federal, state or local laws and regulations. Risk of environmental liability is inherent in the operation of the Company's business. As a result, it is possible that environmental liabilities will have a material adverse effect on the Company in the future.

     The Company markets its aggregates products to customers in a variety of industries, including public infrastructure, commercial and residential construction contractors; producers of asphaltic concrete, ready-mix concrete, concrete blocks, and concrete pipes; and railroads. A substantial amount of the aggregates is used in publicly funded projects. A decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could and did reduce sales and profits.

     A material rise in the price or a material decrease in the availability of oil could and did adversely affect operating results. The cost of asphalt is correlated to the price of oil. Any increase in the price of oil might result in the Company's customers using less asphalt. A material increase in the price of oil could also lead to higher gasoline costs which could increase the Company's operating costs. These increases may not be accepted by customers in the form of higher prices.

     The Company believes that its internally generated cash flow (including the sales of assets) and access to existing credit facilities are sufficient to meet liquidity requirements necessary to fund operations, capital requirements and debt service. To the extent these sources of liquidity are not available or fall short of expectations, the Company may need to obtain additional sources of financing. There can be no assurance that such financing will be available or, if available, on terms favorable to the Company. If the Company is unable to obtain such additional financing, there could be a material adverse effect on the Company's business, financial condition and results of operation.


2.  BASIS  OF  PRESENTATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

     The consolidated financial statements include the accounts of USAI and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     One of the executives has a minority interest in Dekalb Stone, Inc., a corporation in which the Company is the majority shareholder.

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

INCOME  PER  SHARE

     In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earning Per Share, the Company reports two separate income per share amounts, basic and diluted. Both were calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the impact of outstanding warrants and stock options, using the treasury stock method.

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
               Plant  and  equipment                      10-30     years
               Transportation  and  delivery  equipment    4-15     years
               Furniture  and  fixtures                    5-10     years

     Expenditures for development, renewals and betterments of developing quarries and gravel pits are capitalized and amortized on the units-of-production method over the estimated remaining recoverable reserves or over the remaining lives of the leases if the properties are leased. Depletion of acquired or leased mineral deposits is calculated on the units-of-production method over the estimated remaining recoverable reserves. Repairs and maintenance that do not improve or extend the lives of the assets are charged against operations or included in the inventory overhead pool in the year benefited. When properties are retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

INTANGIBLES

     Goodwill is amortized on a straight-line basis over 40 years. Covenants not to compete are amortized on a straight-line basis over the life of the agreement. Deferred finance charges are amortized on a straight-line basis over the life of the related loan. As of December 31, 2000 and 1999, the accumulated amortization applicable to the intangible assets was $10,413 and $8,659, respectively.

ACCRUED  SELF-INSURANCE  OBLIGATIONS

     It is the policy of the Company to self-insure for employee health and prescription benefits. Provisions are made for estimated settlements, including incurred but not reported losses. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed frequently, and any adjustments resulting there from are reflected in current earnings. Accrued liabilities for future claims are not discounted.

RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform with the current-year presentation.

ACCOUNTING  FOR  THE  IMPAIRMENT  OF  LONG-LIVED  ASSETS

     The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company evaluates its plant and other long-term assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and
(b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary. The Company's management has determined that certain assets held for sale were impaired at December 31, 2000 and have written down the carrying amount of such assets to market value as discussed in Note 4.

VALUATION  ACCOUNTS

     Below is a summary of the changes in the Company's valuation accounts for 2000, 1999 and 1998:



                                   BEGINNING         ADDITIONS                      ENDING
                                               --------------------
                                    BALANCE    ACQUIRED   PROVIDED    DEDUCTIONS   BALANCE
                                   ----------  ---------  ---------  ------------  --------
2000
  Allowance for doubtful accounts  $    1,273  $       -  $   1,754  $      (789)  $  2,238
  Inventory valuation reserve . .          16          -          8            -         24
1999
  Allowance for doubtful accounts  $    1,163  $       -  $     580  $      (470)  $  1,273
  Inventory valuation reserve . .         500          -         16         (500)        16
1998
  Allowance for doubtful accounts  $      629  $     583  $     409  $      (458)  $  1,163
  Inventory valuation reserve . .         291          -        500         (291)       500


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

REVENUE  RECOGNITION

     Revenues are recognized at the time the related products are delivered or when title passes.

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

OFFERING  COSTS

     Offering costs of $8,946 were incurred in connection with the Company's initial public offering. Such costs were treated as a reduction of the proceeds from the offering.

FINANCIAL  INSTRUMENTS

     USAI's financial instruments consist of cash, short-term accounts receivable, accounts payable and debt for which current carrying amounts are equal to or approximate fair market value.

INTEREST  RATE  SWAP

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No, 137, Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No, 138, Accounting for Certain Derivatives and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has adopted Statement 133 effective January 1, 2001. The Company has applied Statement 133 to only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998. If statement 133 had been applied at December 31,
2000,  the  change  in  fair  value  would  be  immaterial.

     The Company has variable rate borrowings tied to the LIBOR rate. To eliminate its exposure to changes in the LIBOR rate, The Company has entered into a swap contract. The Company is a party to an interest rate swap under which it exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional amount of $37 million. The interest rate swap contract has a two year term that ends on December 29, 2002. The swap contract requires the Company's counterparty to pay it a floating rate of interest based on USD-LIBOR-BBA due quarterly beginning March 29, 2001. In return, the Company will pay its counterparty a fixed rate of 6.11% interest due quarterly beginning March 29, 2001. The periodic payments under the swap are with the same frequency as payments required under the borrowing agreements. Under Statement 133 the Company will designate the contract as a cash flow hedge. The Company will account for changes in the fair value of its swap contract with all changes in fair value reported in other comprehensive income. Amounts in other comprehensive income will be reclassified into earnings for the ineffective portion of the gain or loss on the derivative instruments. If statement 133 had been applied at December 31, 2000, the change in fair value would be immaterial.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25, and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

     The Emerging Issues Task Force issued No. 00-10, Accounting for Shipping and Handing Fees and Costs ("EITF 00-10), which requires that amounts billed to customers related to shipping and handling be classified as revenue and that the related costs should be included in costs of goods sold. The Company previously reported a portion or its shipping revenue as a reduction of shipping costs. The Company adopted EITF 00-10 in the fourth quarter of 2000 and has reflected the impact of this pronouncement in the financial statements for all periods presented herein. The Company reports freight and delivery charges as sales and the related cost of freight and delivery is reported as cost of products sold. Gross profit has not changed from amounts that have been reported prior to the adoption of EITF 00-10. The adoption of this resulted in addition sales and costs of products sold of $12,833 in 2000, $10,411 in 1999 and $8,595 in 1998.


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

     In addition, at various dates during 1998 and 1999 and 2000, USAI, through its subsidiaries, acquired assets and businesses of several small companies. The operating results of the acquired businesses are included in the accompanying financial statements from their respective dates of acquisition.

     The following table reflects supplemental disclosure of noncash transactions related to these acquisitions for 1998:

     Fair value of assets acquired, including goodwill of $4,132      $ 139,417
     Liabilities  assumed                                               (55,533)
                                                                      ----------
     Cash  paid  for  assets                                          $  83,884
                                                                      ==========

     The following unaudited selected pro forma financial data are presented as if the acquisitions (excluding Monroc's discontinued operations) had occurred on January 1, 1998. The pro forma financial information includes adjustments for amortization of goodwill and accrual of interest expense for the entire periods presented. The unaudited pro forma information presented below is not necessarily indicative of what results of operations actually would have been if the acquisition had occurred on the date indicated. Moreover, they are not necessarily indicative of future results.

                                                            1998
                                                        -----------
                                                        (unaudited)
     Net  sales                                         $  249,224
     Income  before  extraordinary  items                    4,916
     Income  before  extraordinary  items  per  share   $     0.13

     Concurrent with the acquisition of Monroc, the Company decided to dispose of the Precast Division operations of Monroc. The Precast Division operations concentrated on the production of pre-fabricated concrete products using its site casts and molds, made to meet existing industry construction standards. The Company accounted for the acquisition and disposition of this division as required by purchase accounting and EITF 87-11, "Allocation of Purchase Price to Assets to Be Sold". This included recording expected operational income as well as interest on the cost of carrying this division as an adjustment to the purchase price of Monroc. On December 31, 1998, the Company sold the Precast Division for $8,637. No gain or loss was recognized on this disposition. The results of operations from the Precast Division between the date of acquisition and sale of $1,409 net of tax, and the interest expense associated with the purchase of the Precast Division of $247 net of tax was considered in the purchase price allocation. There were no earnings received or losses funded by Monroc during the operational period.

     Also, concurrent with the acquisition of Monroc, the Company decided to dispose of a depleted sand and gravel deposit site and an unused ready-mix plant site. The sites were sold during 1998 for $6,945 and no gain or loss was recognized on these dispositions.


4.  ASSETS  HELD  FOR  SALE  AND  ASSET  IMPAIRMENT  CHARGES

     During the fourth quarter of 2000, the Company made a decision to sell certain construction materials operations in Idaho and Utah. As a result, an evaluation for impairment of long-lived assets was performed. Based upon this analysis, the Company determined that the fair market value of these long-lived assets was less than the carrying value. Accordingly, during the fourth quarter of 2000, the Company adjusted the carrying value of these assets to their estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $8,447. These assets totaling $22,785 have been classified as Assets Held for Sale in the consolidated Balance Sheet at December 31, 2000, and were sold subsequent to year end. Assets held for sale also include $1,095 of assets described below in Note 5.

5.  RESTRUCTURING  COSTS

     During the fourth quarter of 2000, the Company decided to restructure its business operations through a plan, which provided for the closure of an asphalt operation in Nevada, the disposition of certain operations in Idaho and the consolidation of facilities in Utah (the "Restructuring Plan"). The Restructuring Plan also includes actions intended to achieve an overall reduction in corporate overhead.

     The Company recorded restructuring charges of $2,199, of which, $1,272 relates to non-cash charges for the closure or sale of facilities or operations. Assets in the amount of $1,095 have been classified as Assets Held for Sale. The cash charges of $927 relate to site closure costs and severance benefits for terminated employees. These amounts have been fully paid as of December 31, 2000 and accordingly, there are no accruals related to the restructuring plan included in the Consolidated Balance Sheet at December 31, 2000.

     In addition to the restructuring charges described above, the Company has recorded a non-cash charge of $2,250 related to the write-down of a portion of the inventory value at these sites. This charge has been recorded in costs of products sold in the Consolidated Statement of Operations.

     The restructuring charges were determined based on formal plans approved by the Company's management using the information available at the time. Additional employee headcount reductions and additional restructuring charges are anticipated to occur in the first quarter of 2001.


6.  INVENTORIES

     Inventories  consist  of  the  following  as  of  December  31:



                      2000      1999
                    --------  --------

Finished products.  $26,835   $24,624
Raw materials. . .    1,892     2,341
Supplies and parts      768       551
Fuel . . . . . . .      324       541
Less: Allowances .      (24)      (16)
                    --------  --------
                    $29,795   $28,041
                    ========  ========



     Inventories are pledged as security under various debt agreements (see Note
9).


7.  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and equipment consist of the following as of December 31:



                                                2000       1999
                                              ---------  ---------
Land and improvements. . . . . . . . . . . .  $ 65,977   $ 61,400
Mineral deposits . . . . . . . . . . . . . .    85,267     89,228
Plant and equipment. . . . . . . . . . . . .   174,146    160,253
Furniture and fixtures . . . . . . . . . . .     7,692      5,391
Construction in progress . . . . . . . . . .       819      9,056
                                              ---------  ---------
                                               333,901    325,328
Less: Accumulated depreciation and depletion   (41,835)   (32,418)
                                              ---------  ---------
                                              $292,066   $292,910
                                              =========  =========


     The Company capitalized interest costs of $837 in 2000 and $1,531 in 1999 with respect to qualifying construction projects.

     Property, plant and equipment are pledged as security for various debt agreements (see Note 9).


8.     INTANGIBLES

Intangibles  consist  of  the  following  as  of  December  31:



                          2000     1999
                         -------  -------
Goodwill. . . . . . . .   12,652   15,920
Non-Compete . . . . . .      162      692
Deferred Finance Charge    6,009    5,696
                         -------  -------
                         $18,823  $22,308
                         =======  =======



9.  LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS

     Long-term debt and capital lease obligations consists of the following as of December 31:


                                                                            2000       1999
                                                                          ---------  ---------
Prudential Insurance subordinated notes, net of discount
  of $575 and $664, respectively . . . . . . . . . . . . . . . . . . . .  $ 44,425   $ 44,336
Bank of America term loan A. . . . . . . . . . . . . . . . . . . . . . .    30,900     39,238
Bank of America term loan B. . . . . . . . . . . . . . . . . . . . . . .    43,004     46,404
Bank of America revolving loan . . . . . . . . . . . . . . . . . . . . .    77,600     30,000
Notes payable to former shareholders . . . . . . . . . . . . . . . . . .     1,890      4,001
Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . .    11,240          -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,456      5,631
                                                                          ---------  ---------
    Total long-term debt and capital lease obligations . . . . . . . . .   213,515    169,610

Less: Current portion. . . . . . . . . . . . . . . . . . . . . . . . . .   (22,842)    (9,298)
                                                                          ---------  ---------
    Long-term debt and capital lease obligations, net of current portion  $190,673   $160,312
                                                                          =========  =========


PRUDENTIAL  INSURANCE  COMPANY  SUBORDINATED  NOTES

     In November 1996 and June 1998, USAI issued $30 million and $15 million respectively in subordinated notes (Subordinated Notes) to the Prudential Insurance Company of America (Prudential Insurance). Interest is due quarterly at a rate of 12.00 percent per annum. In addition both subordinated notes accrue interest at a rate of 2.00 percent per annum, which is not paid in cash until the maturity of these notes. Accrued interest due under this clause of the agreement, and included in other long-term liabilities on the Consolidated Balance Sheet, was $44,425 and $44,336 at December 31, 2000 and 1999, respectively.

     In connection with the issuance of subordinated notes, USAI issued to Prudential Insurance, warrants to purchase 286,380 shares of the common stock of USAI at a nominal cost. The estimated fair value of the warrants was $900 ($600 recorded in 1996 and $300 in 1998) and was recorded as a discount on the subordinated notes, with the offsetting credit to additional paid-in-capital. The discount is being amortized on a straight-line basis (which approximates the interest method) over the life of the notes and is included in interest expense in the Consolidated Statements of Operation.

     The Prudential Insurance notes are subordinated to the bank of America credit facilities. The Company was in default of certain covenants related to these notes at December 31, 2000; however, they were amended subsequent to end of the year as described below.

BANK  OF  AMERICA  CREDIT  FACILITIES

     USAI has a syndicated term loan and a revolving credit facility with Bank of America NT&SA, as agent, and certain other financial institutions (Bank of America).

     The term loan facility is comprised of Term loans A and B in the principal amounts of $30,900 and $43,004, respectively. Term loan A has interest payments due quarterly and is currently payable at the Eurodollar rate plus 3.50 percent, or approximately 10.00 percent as of December 31, 2000. Term loan B has interest payments due quarterly and is currently payable at the Eurodollar rate plus 4.00 percent, or approximately 10.5625 percent as of December 31, 2000.

     The revolving credit facility was increased from $60 million to $90 million on January 13, 2000. Interest on the unpaid principal amount of each revolving loan is due quarterly and payable at the Eurodollar rate plus a portion of the alternative reference rate, which were in the range of 10.125 percent to 11.75 percent as of December 31, 2000. Interest and commitment fees on the unused portion of the revolving loan vary based on certain performance criteria. However, the rates cannot exceed the Eurodollar rate plus 3.50 percent, the alternative reference rate plus 2.25 percent, or, in relation to the commitment fees, 0.50 percent of the unused portion of the revolving loan. Effective September 29, 2000, the revolving credit facility was amended to include automatic and permanent reductions of the revolving facility to occur on December 31, 2001 and June 30, 2002 for the amount of $20 million and $10 million, respectively. The revolving loan is to be paid in full by the termination date in June 2004.

     The Bank of America credit facilities are secured by all assets of USAI. The Company was in default of certain covenants related to these notes at December 31, 2000; however, they were amended subsequent to end of the year as described below.

FINANCIAL  COVENANTS

     In connection with both the Subordinated Notes and the Bank of America Credit Facility, the Company is required to comply with certain financial covenants. These include a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a minimum EBITDA amount, a maximum leverage ratio and limitations on capital expenditures. As a result of amendments made to both the Subordinated Notes and the Bank of America Credit Facility effective September 29, 2000 (the Fourth Amendment), covenants also include restrictions on the Company's use of proceeds from the sale of assets and limitations on the Company's ability to pay dividends. The Company was in default with certain of these covenants at December 31, 2000; however, subsequent to year-end, waivers of default have been obtained through the Fourth Amendment to the Subordinated Notes and the Fifth and Sixth Amendments to the Bank of America Credit Facilities as described below.

EXTINGUISHMENT  OF  DEBT

     In connection with the various refinancings of the Company's debt, previously capitalized fees and costs of $326 and $264, net of a tax benefit of $175 and $161, were recorded as an Extraordinary Item - Loss on Extinguishment of Debt in 2000 and 1999, respectively.

NOTES  PAYABLE  TO  FORMER  SHAREHOLDERS

     In connection with the acquisition of certain companies, USAI subsidiaries have issued notes payable to the selling shareholders, several of whom remain employees and shareholders. These notes payable bear interest at rates from
8.00 percent to 10.00 percent per annum and have varying maturity dates through 2005.

CAPITAL  LEASE  OBLIGATIONS

     The Company financed equipment purchases through various capital lease obligations expiring through 2015. These obligations bear interest at various rates ranging from 7.00 percent and 100.00 percent per annum. At December 31, 2000 and 1999, $11,240 and $0, respectively, had been borrowed and was outstanding. Excluded from the scheduled payments below is $1,607, which represents future interest due under the leases.

OTHER  DEBT

     Other debt consists of miscellaneous borrowings from banks, generally secured by equipment. Interest rates range from 6.00 percent to 10.00 percent per annum and have varying maturity dates through 2018.

SCHEDULED  PAYMENTS  OF  LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS

     Scheduled long-term debt and capital lease obligations maturities are as follows:


YEAR  ENDED  DECEMBER  31
-------------------------
2001 . . . . . . . . . . .  $ 22,842
2002 . . . . . . . . . . .    23,252
2003 . . . . . . . . . . .    19,723
2004 . . . . . . . . . . .    69,461
2005 . . . . . . . . . . .     6,398
Thereafter . . . . . . . .    72,414
                            ---------
                             214,090

Less: Unamortized discount      (575)
                            ---------
                            $213,515
                            =========


SUBSEQUENT AMENDMENTS TO THE SUBORDINATED NOTES AND THE BANK OF AMERICA CREDIT FACILITY

     Subsequent to year end, the Company entered into amendments (Fifth and Sixth Amendments) with its senior secured lenders which waive all existing covenant defaults, adjust future financial covenants, defer certain principal payments until March 31, 2002, modify the debt repayment schedule, establish a borrowing base on the revolver, provide the Company with additional liquidity from the sale of certain assets, establish monthly interest payment schedules, provide for increased interest rates to Alternate Base Rate plus 5.00% or Eurodollar Rate plus 6.00% , of which 2.00% is capitalized and added to principal for the period through March 31, 2002. The Sixth Amendment also provides for a fee of $1.25 million if the senior credit facility is not paid in full by March 31, 2002.

     The Company also entered into an amendment with its subordinated note holder to waive existing covenant defaults and to accept deferral of interest payments through May 22, 2002 in exchange for a 2.00% increase in interest rates, a deferred fee of $900 and warrants for 671,582 shares with a nominal exercise price.

     In connection with the amendments of the senior secured credit facility and the subordinated notes, GTCR Fund IV has committed to loan to the Company $2 million as junior subordinated debt at an interest rate of 18.00%. The junior subordinated debt does not mature until 120 days after senior secured facilities and subordinated notes are paid in full. GTCR Fund IV will receive a deferred fee of $450 and warrants for 435,469 shares with a nominal exercise price in exchange for its agreement to provide the Company with the junior subordinated debt.

10.  EMPLOYEE  BENEFIT  PLANS

U.S.  AGGREGATES  INC.  401(K)  PLAN

     All full-time employees other than certain union employees are eligible to participate in the U.S. Aggregates, Inc. 401(k) Plan. USAI may make discretionary contributions each year. Participants increase their vested interest in these discretionary contributions based upon years of employment in which at least 1,000 hours are worked, and they become fully vested after five years. Participants are fully vested in their contributions. For the years ended December 31, 2000, 1999 and 1998, USAI provided contributions of $0, $359 and $334, respectively.

SRM

     SRM maintains a benefit plan partially funded by key-man life insurance for current and former key employees of SRM. Benefits under the plan are discretionary and are payable over a ten-year period upon retirement at age 65 or upon death. As of December 31, 2000, 1999 and 1998, the present value of long-term benefits payable are $46, $42 and $76, respectively.

MULTIEMPLOYER  PLANS

     The Company participates in various multiemployer union pension plans through two of its subsidiaries. Contributions to these plans in 2000, 1999 and 1998 were approximately $864, $842 and $586, respectively.


11.  INCOME  TAXES

     USAI files a consolidated federal tax return. Its subsidiaries file tax returns in the states in which they conduct business.

     The  provision  for  income  taxes  for  2000, 1999 and 1998 is as follows:


             2000     1999    1998
           --------  ------  ------
Current:
  Federal  $     -   $1,197  $  884
  State          -       24     127
           --------  ------  ------
                 -    1,221   1,011
           --------  ------  ------
Deferred:
  Federal   (7,949)   6,187   2,197
  State     (1,291)     930     328
           --------  ------  ------
            (9,240)   7,117   2,525
           --------  ------  ------

           $(9,240)  $8,338  $3,536
           ========  ======  ======


     The provision for income taxes as reflected in the accompanying statements of operations includes the following components:


                                                   2000     1999     1998
                                                 --------  -------  -------

(Benefit from) provision for income taxes . . .  $(9,065)  $8,499   $3,748
Benefit from income taxes on extraordinary item     (175)    (161)    (212)
                                                 --------  -------  -------
                                                 $(9,240)  $8,338   $3,536
                                                 ========  =======  =======


     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                               2000       1999
                                             ---------  ---------
Deferred tax assets:
  Accruals and reserves . . . . . . . . . .  $  1,000   $    980
  Alternative minimum tax credit. . . . . .     3,151      3,040
  Net operating loss. . . . . . . . . . . .    19,797      4,778
  Other . . . . . . . . . . . . . . . . . .        90      1,156
                                             ---------  ---------
    Total deferred tax assets . . . . . . .    24,038      9,954
                                             ---------  ---------

Deferred tax liabilities:
  Depreciation and depletion. . . . . . . .   (37,775)   (30,584)
  Book basis in fixed assets over tax basis   (27,384)   (30,846)
  Other . . . . . . . . . . . . . . . . . .    (6,256)    (3,928)
                                             ---------  ---------
    Total deferred tax liabilities. . . . .   (71,415)   (65,358)
                                             ---------  ---------

    Net deferred tax liability. . . . . . .  $(47,377)  $(55,404)
                                             =========  =========


     The reconciliation of the statutory rate to the effective rate is as follows:


                                             2000     1999     1998
                                           --------  -------  -------
Tax at federal statutory rate . . . . . .  $(8,428)  $7,995   $3,037
State taxes, net of federal benefit . . .     (839)     742      304
Effect of tax rate increase to 35 percent        -        -      546
Depletion . . . . . . . . . . . . . . . .     (433)    (408)    (491)
Other . . . . . . . . . . . . . . . . . .      460        9      140
                                           --------  -------  -------
                                           $(9,240)  $8,338   $3,536
                                           ========  =======  =======


     At December 31, 2000 and 1999 the Company had net operating loss carryforwards of $51,756 and $12,492 available to offset future taxable income. These carryforwards expire through 2020. Alternative minimum tax credit carryforwards of $3,151 and $3,040 at December 31, 2000 and 1999 have no expiration date. Prior to 1998, the Company provided federal income taxes using a rate of 34%. In the year ended December 31, 1998 this rate was increased to 35% and deferred taxes were adjusted accordingly.


12.  CAPITAL  ACCOUNTS

COMMON  STOCK

     In August 1999, the company completed its initial public offering of common stock. The Company sold 5 million shares of common stock.

     At December 31, 2000 and 1999, the Company's $.01 par value common stock authorized was 100 million, with 14,908,222 shares outstanding, including 7,629 shares of treasury stock.

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

PREFERRED  STOCK

     At December 31, 2000 and 1999, the Company's $.01 par value non-voting preferred stock authorized was 10 million shares with 0 shares issued and outstanding. Aggregate and per share cumulative preferred dividends in arrears as of December 31 are as follows:

                                                         2000    1999     1998
                                                        ------  ------  --------
     Aggregate cumulative preferred dividends           $    -  $    -  $ 13,479
     Per preferred share cumulative preferred dividends      -       -     44.80

     The preferred stock prior to redemption was reflected as Mandatory Redeemable Preferred Stock on the balance sheet and was not considered a component of Shareholders' Equity. Dividends were accreted at a compound rate of 10% per annum.

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

     At  December  31,  2000  and 1999, there were 263,580 warrants outstanding.


13.  INCOME  /  (LOSS)  PER  SHARE

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings / (loss) per share on the face of the income statement. The reconciliation between the computations is as follows:


                                                                           YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------------------------
                                                         2000                          1999                        1998
                                          -------------------------------  ---------------------------  ---------------------------
                                                                PER SHARE                    PER SHARE                    PER SHARE
                                            LOSS       SHARES     AMOUNT   INCOME    SHARES    AMOUNT   INCOME    SHARES    AMOUNT
                                          ---------  ----------  --------  -------  ---------  -------  -------  ---------  -------
Income (loss) before extraordinary item.  $(16,833)                        $14,197                      $ 4,832
  Less: Accretion of preferred stock
    dividend . . . . . . . . . . . . . .         -                           2,814                        4,097
                                          ---------                        -------                      -------
Basic income (loss) before extraordinary
  item available for common shareholders   (16,833)  14,900,593  $ (1.13)   11,383  9,522,156  $  1.20      735  6,136,630  $  0.12
Effect of dilutive securities. . . . . .                      -                       277,661                      245,464
                                                     ----------                     ---------                    ---------
Dilutive income (loss) before
  extraordinary item available for
  common shareholders. . . . . . . . . .  $(16,833)  14,900,593  $ (1.13)  $11,383  9,799,817  $  1.16  $   735  6,382,094  $  0.11
                                          =========  ==========  ========  =======  =========  =======  =======  =========  =======


     All common stock equivalents are reflected in the Company's income per share calculations; the Company had no anti-dilutive common stock equivalent shares in 1999 and 1998. However in 2000, the Company had 287,418 of anti-dilutive common stock equivalent shares.

     Net income per share for all periods presented and all share data reflect the Company's 30.0347 for 1 stock split effective at the time of the Company's initial public offering of common stock.


14.  CONCENTRATION  OF  CREDIT  RISK

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


15.  COMMITMENTS  AND  CONTINGENCIES

     USAI and its subsidiaries lease office facilities, trucks, equipment and certain quarry sites under operating lease arrangements. Lease expense (other than royalties) was $10,323, $11,154 and $8,951 for the years ended December 31, 2000, 1999 and 1998, respectively. Total future minimum rentals under noncancelable operating leases as of December 31, 2000 are:


2001 . . .  $ 14,653
2002 . . .    14,509
2003 . . .    14,708
2004 . . .    13,200
2005 . . .     9,763
Thereafter    57,643
            --------
            $124,476
            ========


     The Company operates several quarries on land owned entirely or in part by unrelated third parties. Pursuant to related agreements, the Company pays monthly royalties to the owner based on the quantity of aggregates sold. The initial terms of these agreements range from 5 to 40 years and generally include renewal options. The minimum royalty payments are included in the above table. Royalty expenses recorded pursuant to these arrangements in 2000, 1999 and 1998 totaled $7,448, $5,740 and $4,748, respectively.

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

     The Company has a quarry under development in DeKalb County, Georgia which is inactive but currently permitted as a dimensional stone quarry site. The Company intends to file a lawsuit against the county regarding a dispute over the issuance of a blasting permit to start a crushed stone operation. The DeKalb site development-stage activities to date have consisted primarily of site preparation work such as road construction, the placement of scales and legal fees. DeKalb has also made advance minimum royalty payments under a sublease agreement to be applied against payments due upon the commencement of operations at this site. Capitalized costs as of December 31, 2000 and 1999 in connection with this site were $1,794 and $1,636, respectively. Management feels that they will eventually open the quarry; however, in the event that DeKalb is not permitted to conduct operations at this quarry, the quarry will likely be leased to a dimensional stone producer.

     USAI is subject to various legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, the ultimate resolution of these issues would not have a material adverse effect on USAI's financial condition or results of operations.


16.  RELATED-PARTY  TRANSACTIONS

     In August 1999, immediately prior to the Company's initial public offering, all notes receivable pertaining to the purchase of SRMHC's and WAHC's common stock were transferred to USAI.

     Included in long-term debt is $0 and $2,033 as of December 31, 2000 and 1999 that is due to employees or shareholders who were former owners of acquired companies.

     An executive officer and director of the Company has a minority interest in Dekalb Stone, Inc., a company in which U.S. Aggregates is the majority shareholder.

     All related-party transactions are considered to be conducted at arm's length.

     USAI pays an advisory fee to one of its major shareholders. Such fee amounted to $0 for the year ended December 31, 2000 and $150 for each of the years ended December 31, 1999 and 1998. Also, USAI paid advisory and other fees of approximately $101, $416 and $404 to a common and preferred shareholder of USAI for each of the years ended December 31, 2000, 1999 and 1998, respectively. These fees were paid in connection with various financing transactions undertaken by USAI during these years. The wife of one executive acts as a financial advisor to the Company. This advisor was paid a total of $125, $144 and $151 in 2000, 1999 and 1998, respectively, for financial advisory services provided.


17.  U.S.  AGGREGATES,  INC.  LONG-TERM  INCENTIVE  PLAN

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

     In 1999, the compensation committee of the Board of Directors granted 287,836 options under the plan to certain employees of the company and 15,000 options to certain directors. In 2000, 3,000 options were granted to a director. Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.15%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 57.1%; and a weighted-average expected life of the options of three years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS 123 on a pro forma basis would have decreased net earnings by approximately $422 and $229 in 2000 and 1999, respectively. The impact on basic and diluted earnings per share would have been a $.03 and $.03 decrease, respectively in 2000, and a $.02 and $.01 decrease, respectively in 1999.

     A summary of the Company's stock option activity, related information as of December 31, 2000 and 1999 and changes during the years is presented below:


                                                   2000                 1999
                                           -------------------  -------------------
                                                     WEIGHTED             WEIGHTED
                                                      AVERAGE              AVERAGE
                                                     EXERCISE             EXERCISE
                                            SHARES     PRICE     SHARES     PRICE
                                           --------  ---------  --------  ---------
Outstanding at beginning of year. . . . .   292,336  $   14.73         -  $       -
  Granted at fair value . . . . . . . . .     3,000  $   15.75   302,836  $   14.74
  Exercised . . . . . . . . . . . . . . .         -  $       -         -  $       -
  Forfeited . . . . . . . . . . . . . . .    22,000  $   15.00    10,500  $   15.00
                                           --------             --------
Outstanding at year end . . . . . . . . .   273,336  $   14.72   292,336  $   14.73
                                           ========             ========

Options exercisable at year end . . . . .   100,612  $   14.50         -  $       -
Weighted-average grant date fair value of
  each option granted during the year . .  $   6.73             $   6.66


     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:


                        OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                 --------------------------------  -------------------
                            WEIGHTED
                            AVERAGE     WEIGHTED             WEIGHTED
                 NUMBER    REMAINING     AVERAGE    NUMBER    AVERAGE
                   OF     CONTRACTUAL   EXERCISE      OF     EXERCISE
EXERCISE PRICE   SHARES   LIFE (YEARS)    PRICE     SHARES     PRICE
---------------  -------  ------------  ---------  --------  ---------
$11.47 . . . .    22,500          8.61  $   11.47    15,000  $   11.47
$15.00 . . . .   247,836          8.61  $   15.00    82,612  $   15.00
$15.75 . . . .     3,000          8.61  $   15.75     3,000  $   15.75
                 -------                           --------

 Total. . . . .  273,336          8.61          -   100,612  $   14.50
                 =======                           ========


18.  QUARTERLY  INFORMATION  (UNAUDITED)

     These  amounts  have  been  restated  from  those  previously  reported.


                                                              QUARTER ENDED
                                          ------------------------------------------------------
                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,    DECEMBER 31,
                                          -----------  ---------  --------------  --------------
2000
Net sales. . . . . . . . . . . . . . . .  $   54,586   $  83,423  $       92,966  $      60,714
Gross profit . . . . . . . . . . . . . .       9,254      21,356          20,153          5,552
Income (loss) before extraordinary item.      (5,087)      3,105           1,682        (16,533)
Net income (loss). . . . . . . . . . . .      (5,087)      3,105           1,682        (16,859)

Income (loss) before extraordinary item
  available for common shareholders
  per share
    -basic . . . . . . . . . . . . . . .  $    (0.34)  $    0.21  $         0.11  $       (1.11)
    -diluted . . . . . . . . . . . . . .  $    (0.34)  $    0.20  $         0.11  $       (1.11)

1999
Net sales. . . . . . . . . . . . . . . .  $   51,311   $  80,366  $       96,952  $      79,963
Gross profit . . . . . . . . . . . . . .      11,461      23,512          28,986         20,545
Income (loss) before extraordinary item.      (1,675)      4,799           8,071          3,002
Net income (loss). . . . . . . . . . . .      (1,675)      4,799           7,807          3,002

Income (loss) before extraordinary item
  available for common shareholders
  per share
    -basic . . . . . . . . . . . . . . .  $    (0.45)  $    0.60  $         0.69  $        0.20
    -diluted . . . . . . . . . . . . . .  $    (0.45)  $    0.57  $         0.67  $        0.20


                                  EXHIBIT INDEX


Exhibit  No.   Description
------------   -----------

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

4.1(iii)*      Second  Amendment  to  Third  Amended  and  Restated  Credit
               Agreement  dated  as  of  August  12,  1999  by  and  among  the
               Company,  various  financial  institutions  and  Bank  of America
               National  Trust  and  Savings  Association,  individually  and as agent (Annual  Report  on  Form  10-K  for  the  Year Ended
               December 31, 1999, Exhibit 4.1(iii),  filed  March  16,  2000)

4.1(iv)*       Third  Amendment  to  Third  Amended  and  Restated  Credit
               Agreement dated as of January 13, 2000 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Annual Report on Form 10-K for the Year Ended December 31, 1999, Exhibit 4.1(iv), filed March 16, 2000)

4.1(v)* Fourth Amendment to Third Amended and Restated Credit Agreement dated as of September 29, 2000 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as Agent (Form 8-k, Exhibit 10.1, Filed November 28, 2000)

4.2* Amended and Restated Security Agreement dated as of June 5, 1998 by and among the Company, its subsidiaries and Bank of America National Trust and Savings Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.2, filed July 14, 1999)

4.3* Amended and Restated Company Pledge Agreement dated as of June 5, 1998 by and between the Company and Bank of America National Trust and Savings Association (Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 4.3, filed July 14,
               1999)

4.4* Amended and Restated Subsidiary Pledge Agreement dated as of June 5, 1998 by and among Western Aggregates Holding Corp., Western Rock Products Corp., SRM Holdings Corp., Southern Ready Mix, Inc., Monroc, Inc. and Bank of America National
               Trust  and  Savings  Association  (Amendment  No.  1  to Form S-1
               (Reg.  No.  333-79209),  Exhibit  4.4,  filed  July  14,  1999)

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

4.7(iv)* Amendment No. 2 to Amended and Restated Note and Warrant Purchase Agreement dated as of August 12, 1999 by and between the Company and The Prudential Insurance Company of America (Annual Report on Form 10-K for the Year Ended December 31, 1999, Exhibit 4.7(iv), filed March 16, 2000)

4.7(v)* Amendment No. 3 to Amended and Restated Note and Warrant Purchase Agreement dated as of September 29, 2000 by and between the Company and The Prudential Insurance Company of
               America  (Form  8-k,  Exhibit  10.2,  Filed  November  28,  2000)

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

10.50 Letter Agreement dated as of October 28, 1999 by and between the Company and Hobart Richey

21.1           Subsidiaries  of  the  Company

23.1           Consent of Arthur Andersen LLP

*  Incorporated  by  reference  to  the  filing  indicated.