Form 10-Q
period 2001-03-31
U S AGGREGATES INC
filed 2001-05-16
CIK 1054422

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

    (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

                               OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

             Commission File Number        001-15217


                     U.S. AGGREGATES, INC.
     (Exact name of registrant as specified in its charter)

              Delaware                       57-0990958
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


              400 South El Camino Real, Suite 500,
                  San Mateo, California     94402
     (Address, of principal executive offices)  (Zip Code)

                         (650) 685-4880
      (Registrant's telephone number, including area code)


                              None
 (Former name, former address and former fiscal year, if changed since last report)


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


              Class       Shares outstanding as of April 30, 2001
Common stock, $.01 par value          14,900,593

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001



                                    CONTENTS


PART I.     FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

     Item 1.     Financial Statements
                      Condensed Consolidated Balance Sheets                    3
                      Condensed Consolidated Statements of Operations          4
                      Condensed Consolidated Statements of Cash Flows          5
                      Notes to Condensed Consolidated Financial Statements     6

     Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of Operations           11

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk   13


PART II.     OTHER INFORMATION

     Item 1.     Legal Proceedings                                            14

     Item 5.     Other Information                                            14

     Item 6.     Exhibits and Reports on Form 8-K                             14


SIGNATURES                                                                    16


EXHIBIT INDEX                                                                 17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                                  U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share amounts)


                                                                               MARCH 31,    DECEMBER 31,
                                                                                 2001           2000
                                                                              -----------  --------------
                                                                              (UNAUDITED)
                                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $    1,688   $       5,021
  Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . .      32,085          34,860
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,828          29,795
  Net assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . .           -          23,880
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .       6,567           7,357
  Receivable from asset sale . . . . . . . . . . . . . . . . . . . . . . . .      22,220               -
                                                                              -----------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .      90,388         100,913
                                                                              -----------  --------------

PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . . . . . . . . . .     332,034         333,901
Less: Accumulated depreciation and depletion . . . . . . . . . . . . . . . .     (42,717)        (41,835)
                                                                              -----------  --------------
      Net property, plant and equipment. . . . . . . . . . . . . . . . . . .     289,317         292,066
                                                                              -----------  --------------

INTANGIBLE ASSETS, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,377          18,823

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,933          15,404
                                                                              -----------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  414,015   $     427,206
                                                                              ===========  ==============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   76,181   $      64,850

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion . . . .     183,952         190,673
DEFERRED INCOME TAXES, net . . . . . . . . . . . . . . . . . . . . . . . . .      40,481          47,377
OTHER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,527             330
                                                                              -----------  --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .     302,141         303,230
                                                                              -----------  --------------

MINORITY INTEREST, net . . . . . . . . . . . . . . . . . . . . . . . . . . .          11              11
                                                                              -----------  --------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    14,908,222 shares outstanding, including 7,629 shares of treasury stock.         149             149
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .     123,648         123,648
  Notes receivable from sale of stock. . . . . . . . . . . . . . . . . . . .      (1,267)         (1,243)
  Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . . .          (2)             (2)
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . .     (10,665)          1,413
                                                                              -----------  --------------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .     111,863         123,965
                                                                              -----------  --------------

      Total liabilities, minority interest and shareholders' equity. . . . .  $  414,015   $     427,206
                                                                              ===========  ==============



        The accompanying notes are an integral part of these statements.


                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                  2001          2000
                                              ------------  ------------
                                                     (UNAUDITED)

NET SALES. . . . . . . . . . . . . . . . . .  $    43,732   $    54,586
COST OF PRODUCTS SOLD. . . . . . . . . . . .       40,746        45,332
                                              ------------  ------------
      Gross profit . . . . . . . . . . . . .        2,986         9,254

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        8,037         8,995
DEPRECIATION, DEPLETION AND AMORTIZATION . .        4,418         4,013
(GAIN) ON DISPOSAL OF ASSETS . . . . . . . .          (49)            -
RESTRUCTURING COSTS. . . . . . . . . . . . .        1,190             -
                                              ------------  ------------
      Loss from operations . . . . . . . . .      (10,610)       (3,754)

OTHER INCOME (EXPENSES):
  Interest and financing, net. . . . . . . .       (7,870)       (4,078)
  Other, net . . . . . . . . . . . . . . . .         (102)            6
                                              ------------  ------------
      Loss before income taxes . . . . . . .      (18,582)       (7,826)

BENEFIT FROM INCOME TAXES. . . . . . . . . .        6,504         2,739
                                              ------------  ------------
      Net loss . . . . . . . . . . . . . . .  $   (12,078)  $    (5,087)
                                              ============  ============


Loss per common share-basic
  Net loss available for common shareholders  $     (0.81)  $     (0.34)
                                              ============  ============
  Weighted average common shares outstanding   14,900,593    14,900,593


Loss per common share-diluted
  Net loss available for common shareholders  $     (0.81)  $     (0.34)
                                              ============  ============
  Weighted average common shares outstanding   14,900,593    14,900,593



        The accompanying notes are an integral part of these statements.


                               U.S. AGGREGATES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 -------------------
                                                                                   2001       2000
                                                                                 ---------  --------
                                                                                      (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .  $(12,003)  $(6,731)
                                                                                 ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment. . . . . . . . . . . . . . . . . .    (1,857)   (9,480)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . . . . . . . . .     2,390        77
                                                                                 ---------  --------
          Net cash provided by (used in) investing activities . . . . . . . . .       533    (9,403)
                                                                                 ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .   (10,263)   (7,810)
  New borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,400    24,000
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      (447)
  Debt issuance cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -        36
                                                                                 ---------  --------
          Net cash provided by financing activities . . . . . . . . . . . . . .     8,137    15,779
                                                                                 ---------  --------

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,333)     (355)

CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . . . . . . . . .     5,021     4,478
                                                                                 ---------  --------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . . . . . . . .  $  1,688   $ 4,123
                                                                                 =========  ========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,204   $ 4,677
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       215       693
NON-CASH TRANSACTIONS:
  Dividends declared but not paid . . . . . . . . . . . . . . . . . . . . . . .         -       447
  Addition of capital lease obligations . . . . . . . . . . . . . . . . . . . .         -    14,224
  Termination of capital lease obligation . . . . . . . . . . . . . . . . . . .       520         -
  Net inventory sold as part of sale of Northern Utah assets. . . . . . . . . .     1,416         -
  Net other assets sold as part of sale of Northern Utah assets . . . . . . . .       223         -
  Debt assumed by buyers as part of sale of Northern Utah assets. . . . . . . .     1,849         -
  Notes receivable for sale of Northern Utah assets . . . . . . . . . . . . . .    22,220         -
  Transfer of assets held for sale as part of the sale of Northern Utah Assets.    22,381         -



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

     The accompanying unaudited condensed consolidated financial statements of U.S. Aggregates, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

     These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


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

     The Company markets its aggregates products to customers in a variety of industries, including public infrastructure, commercial and residential construction contractors; producers of asphaltic concrete, ready-mix concrete, concrete blocks, and concrete pipes; and railroads. A substantial amount of the aggregates is used in publicly funded projects. A decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could reduce sales and profits.

     A material rise in the price or a material decrease in the availability of oil could and did adversely affect operating results. The cost of asphalt is correlated to the price of oil. Any increase in the price of oil might result in the Company's customers using less asphalt. A material increase in the price of oil could also lead to higher gasoline costs, which could increase the Company's operating costs. These increases may not be accepted by customers in the form of higher prices.

     The Company believes that its internally generated cash flow, including the net proceeds from sales of assets, and borrowings under existing credit facilities (including a new facility to be provided by existing lenders which is subject to final bank approval and completion of definitive documentation) is sufficient to meet liquidity requirements necessary to fund operations, capital requirements and debt service. The Company's new facility, when completed, will provide additional short-term liquidity to the Company contingent upon achieving progress on certain asset sales. To the extent the Company is not able to complete its new facility or to achieve certain asset sales or the net proceeds from these asset sales fall short of expectations, the Company may need to
obtain additional sources of financing.   There can be no assurance that such
financing will be available or, if available, on terms favorable to the Company. If the Company is unable to obtain such additional financing, there could be a material adverse effect on the Company's business, financial condition and results of operation.


3.     Long-Term Debt

     A summary of long-term debt is as follows:


                                                           MARCH 31,    DECEMBER 31,
                                                             2001           2000
                                                          -----------  --------------
                                                             (dollars in thousands)

Prudential Insurance subordinated notes, net of discount
  of $553 and $575, respectively . . . . . . . . . . . .  $   44,447   $      44,425
Bank of America term loan A. . . . . . . . . . . . . . .      29,947          30,900
Bank of America term loan B. . . . . . . . . . . . . . .      41,704          43,004
Bank of America revolving loan . . . . . . . . . . . . .      89,000          77,600
Notes payable to former shareholders . . . . . . . . . .       1,645           1,890
Capital lease obligations. . . . . . . . . . . . . . . .       9,532          11,240
Other. . . . . . . . . . . . . . . . . . . . . . . . . .       3,120           4,456
                                                          -----------  --------------
    Total long-term debt and capital lease obligations .     219,395         213,515

Less: Current portion. . . . . . . . . . . . . . . . . .     (35,443)        (22,842)
                                                          -----------  --------------
    Long-term debt and capital lease obligations,
        net of current portion . . . . . . . . . . . . .  $  183,952   $     190,673
                                                          ===========  ==============


     On April 18, 2001, the Company entered into a Sixth Amendment with its senior secured lenders which waived all existing covenant defaults, adjusted future financial covenants, deferred certain principal payments until March 31, 2002, modified the debt repayment schedule, established a borrowing base on the revolver, provided the Company with additional liquidity from the sale of certain assets, established monthly interest payment schedules and provided for increased interest rates to Alternate Base Rate plus 5.00% or Eurodollar Rate plus 6.00% , of which 2.00% is capitalized and added to principal for the period through March 31, 2002. The Sixth Amendment also provided for a fee of $1.25 million if the senior credit facility is not paid in full by March 31, 2002.

     The Company also entered into an amendment with its subordinated note holder to waive existing covenant defaults and to accept deferral of interest payments through May 22, 2002 in exchange for a 2.00% increase in interest rates, a deferred fee of $0.9 million and warrants for 671,582 shares with a nominal exercise price.

     In connection with the amendments of the senior secured credit facility and the subordinated notes, an agreement was entered into with GTCR Fund IV to loan to the Company $2 million as junior subordinated debt at an interest rate of 18.00%. The junior subordinated debt does not mature until 120 days after senior secured facilities and subordinated notes are paid in full. GTCR Fund IV will receive a deferred fee of $0.45 million and warrants for 435,469 shares with a nominal exercise price in exchange for its agreement to provide the Company with the junior subordinated debt. This loan was funded on April 30, 2001.

     USAI is negotiating a short-term agreement with its existing senior lenders to provide $5.0 million of additional liquidity to the Company and to defer interest payments at the end of May and June. The additional cash availability becomes available in three stages beginning May 21, 2001 through June 4, 2001. This agreement would provide for an interest rate of Alternate Base Rate plus 7%, a success fee of $1.0 million and an amendment fee of 25 basis points, or approximately $0.4 million. Availability under the agreement is conditioned upon the Company's making progress with respect to certain asset sales. All fees and interest payments are deferred until the earlier of July 31, 2001 (expiration of this short-term agreement) or the consummation of asset sales.


4.     Shareholders' Equity

     The following Statement of Changes in Shareholders' Equity summarizes the Company's equity transactions between December 31, 2000 and March 31, 2001:


                                                                  NOTES      TREASURY STOCK
                                                                            -----------------
                                                 ADDITIONAL    RECEIVABLE    SHARES              RETAINED       TOTAL
                               COMMON STOCK        PAID-IN     FROM SALE    HELD IN              EARNINGS    SHAREHOLDERS'
                            -------------------
                              SHARES    AMOUNT     CAPITAL      OF STOCK    TREASURY   AMOUNT   (DEFICIT)       EQUITY
                            ----------  -------  -----------  ------------  --------  --------  ----------  ---------------
                                                      (in thousands, except share amounts)

BALANCE AT
  DECEMBER 31, 2000. . . .  14,908,222  $   149  $   123,648  $    (1,243)     7,629  $    (2)  $   1,413   $      123,965
  Notes receivable, net of
    payments . . . . . . .           -        -            -          (24)         -        -           -              (24)
  Net loss . . . . . . . .           -        -            -            -          -        -     (12,078)         (12,078)
                            ----------  -------  -----------  ------------  --------  --------  ----------  ---------------
BALANCE AT
  MARCH 31, 2001 . . . . .  14,908,222  $   149  $   123,648  $    (1,267)     7,629  $    (2)  $ (10,665)  $      111,863
                            ==========  =======  ===========  ============  ========  ========  ==========  ===============



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

     The Company recorded restructuring charges of $1.2 million, of which, $0.5 million relates to the loss on sale of operations in Idaho. The cash charges of $0.7 million relate to severance benefits for terminated employees and lease obligations relating to the closure of one of its corporate offices. As of March 31, 2001, $0.1 million have been paid and an accrual in the amount of $0.6 million related to the restructuring plan is included in the Condensed Consolidated Balance Sheet.


6.     Inventories

     Inventories consist of the following as of:


                     MARCH 31,   DECEMBER 31,
                       2001          2000
                    ----------  --------------
                       (dollars in thousands)

Finished products.  $   25,143  $      26,835
Raw materials. . .       1,653          1,892
Supplies and parts         815            768
Fuel . . . . . . .         217            324
Less: Allowances .           -            (24)
                    ----------  --------------
                    $   27,828  $      29,795
                    ==========  ==============


     Inventories are pledged as security under various debt agreements.


7.     Income per Share



                                                       THREE MONTHS ENDED MARCH 31,
                                     ---------------------------------------------------------------
                                                   2001                            2000
                                     -------------------------------  ------------------------------
                                                   (in thousands, except share amounts)
                                                           PER SHARE                       PER SHARE
                                      INCOME      SHARES     AMOUNT    INCOME     SHARES     AMOUNT
                                     ---------  ----------  --------  --------  ----------  --------

Basic net loss
  available for common shareholders  $(12,078)  14,900,593  $ (0.81)  $(5,087)  14,900,593  $ (0.34)
Effect of dilutive securities . . .                      -                               -
                                                ----------                      ----------
Dilutive net loss
  available for common shareholders  $(12,078)  14,900,593  $ (0.81)  $(5,087)  14,900,593  $ (0.34)
                                     =========  ==========  ========  ========  ==========  ========



8.     New Accounting Pronouncements

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

     The Company has variable rate borrowings tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company has entered into a swap contract. The Company is a party to an interest rate swap under which it exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional amount of $37 million. The interest rate swap contract has a two-year term that ends on December 29, 2002. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR-BBA due quarterly beginning March 29, 2001. In return, the Company will pay its counter party a fixed rate of 6.11% interest due quarterly beginning March 29, 2001. The Company will report all changes in fair value of its swap contract in earnings. During the first quarter ended March 31, 2001, the Company recorded a decline in the value of this swap contract of $0.9 million in interest and financing expenses. The cumulative effect of adopting this standard effective January 1, 2001 was not significant.


9.     Effective Tax Rate

     The Company uses an effective tax rate based on its best estimate of the tax rate expected to be applicable for the full fiscal year. This estimated rate is applied to the current year-to-date results to determine the interim provision for income taxes.


10.     Sale of Northern Utah Assets

     In March 2001, the Company sold certain of its construction materials operations in Northern Utah to Oldcastle Materials, Inc. The proceeds were utilized to pay-down debt and certain operating leases and provide the Company with additional liquidity. In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. The Company recorded a $22.2 million receivable in the Condensed Consolidated Balance Sheet at March 31, 2001 related to this sale. On April 2, 2001, the Company received the $22.2 million cash proceeds and applied $14.2 million to the pay-down of its senior credit facility.


11.     New Litigation

     On May 1, 2001 a complaint was filed against the Company and certain of its officers and directors in United District Court for the Northern District of California. The suit purports to be a class action filed on behalf of the plaintiff and others similarly situated and alleges certain violations of the federal securities laws. The complaint seeks damages and other relief. The Company has retained counsel and intends to vigorously defend the complaint.

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

     In March 2001, the Company sold certain of its construction materials operations in Northern Utah to Oldcastle Materials, Inc. The proceeds were utilized to pay-down debt and certain operating leases and provide the Company with additional liquidity. In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. The cash proceeds from this transaction of approximately $22.2 million were recorded as a receivable from sale of assets in the Company's Condensed Consolidated Balance Sheet at March 31, 2001. On April 2, 2001, the Company received the $22.2 million cash proceeds and applied $14.2 million to the pay-down of its senior credit facility.

     The Company's business is seasonal, with peak sales and profits occurring primarily in the months of April through November. Accordingly, results of operations for any individual quarter are not necessarily indicative of results for the full year.

RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2000.

First Quarter Ended March 31, 2001 Compared to Restated First Quarter Ended March 31, 2000

     Net sales for the first quarter ended March 31, 2001 decreased 19.9 percent to $43.7 million, compared to $54.6 million for the same period in 2000. Sales in 2000 included sales from the Company's Alabama concrete operations sold under two separate transactions in April and December of 2000 and Eastern Idaho operations sold in December 2000 and sales from the Company's asphalt and construction operations in Nevada that were closed in November 2000. Excluding sales from operations that were sold or closed in 2000, the Company's sales were flat in the first quarter with an increase in sales in the Company's southeast operations (11%) offsetting a decline in the Company's western operations (7%). Excluding the effect of these sold or closed operations, aggregate sales increased $0.9 million. Asphalt, paving and construction sales in the first quarter of 2001 also increased $0.7 million or 12% over the same period of 2000. However, these increases were more than offset by a decrease in ready mix volumes of 9% and the shortfalls in transportation and other sales.

     For the first three months of 2001, the Company reported gross profit of $3.0 million, 6.8 percent of net sales, compared to $9.3 million, 17.0 percent of net sales, for the first three months of 2000. The decline in gross profit was due to several factors: $1.5 million relating to the sale and closure of operations in 2000; increases in fuel, liquid asphalt and energy costs of $1.2 million; increases in repair and maintenance costs; higher production and delivery costs for aggregates; and write downs of inventory.

     Selling, general and administrative expenses in the first quarter of 2001 decreased $1.0 million to $8.0 million compared with $9.0 million for the same period in 2000. This decrease resulted primarily from the sold or discontinued operations of $1.4 million offset in part by an increase in professional fees of $0.7 million.

     As a result of the continued investment in our business in 2000, depreciation and amortization grew by $0.4 million.

     During the first quarter of 2001, the Company recorded restructuring costs of $1.2 million, representing the loss on the sale of one of the Company's operations in Idaho of $0.5 million and cash charges of $0.7 million for severance benefits to terminated employees and lease obligations relating to the closure of one of its corporate offices.

     Net interest and financing expenses increased $3.8 million from $4.1 million in 2000 to $7.9 million in 2001. This increase was primarily due to an increase in debt levels, as well as an increase in interest rates on outstanding borrowings. The Company also recorded a reduction in the value of its interest rate swap contract in the amount of $0.9 million.

     Net loss for the first quarter was $12.1 million, or $0.81 per share, compared with $5.1 million, or $0.34 per share, for the same quarter of 2000.

     The effective tax rate for the quarters ended March 31, 2000 and 2001 was 35.0%.

LIQUIDITY AND CAPITAL RESOURCES

     On April 18, 2001, the Company entered into a Sixth Amendment with its senior secured lenders which waived all existing covenant defaults, adjusted future financial covenants, deferred certain principal payments until March 31, 2002, modified the debt repayment schedule, established a borrowing base on the revolver, provided the Company with additional liquidity from the sale of certain assets, established monthly interest payment schedules and provided for increased interest rates to Alternate Base Rate plus 5.00% or Eurodollar Rate plus 6.00% , of which 2.00% is capitalized and added to principal for the period through March 31, 2002. The Sixth Amendment also provided for a fee of $1.25 million if the senior credit facility is not paid in full by March 31, 2002.

     The Company also entered into an amendment with its subordinated note holder to waive existing covenant defaults and to accept deferral of interest payments through May 22, 2002 in exchange for a 2.00% increase in interest rates, a deferred fee of $0.9 million and warrants for 671,582 shares with a nominal exercise price.

     In connection with the amendments of the senior secured credit facility and the subordinated notes, an agreement was entered into with GTCR Fund IV to loan to the Company $2 million as junior subordinated debt at an interest rate of 18.00%. The junior subordinated debt does not mature until 120 days after senior secured facilities and subordinated notes are paid in full. GTCR Fund IV will receive a deferred fee of $0.45 million and warrants for 435,469 shares with a nominal exercise price in exchange for its agreement to provide the Company with the junior subordinated debt. This loan was funded on April 30, 2001.

     USAI is negotiating a short-term agreement with its existing senior lenders to provide $5.0 million of additional liquidity to the Company and to defer interest payments at the end of May and June. The additional cash availability becomes available in three stages beginning May 21, 2001 through June 4, 2001. This agreement would provide for an interest rate of Alternate Base Rate plus 7%, a success fee of $1.0 million and an amendment fee of 25 basis points, or approximately $0.4 million. Availability under the agreement is conditioned upon the Company's making progress with respect to certain asset sales. All fees and interest payments are deferred until the earlier of July 31, 2001 (expiration of this short-term agreement) or the consummation of asset sales.

     At March 31, 2001, working capital, exclusive of current maturities of debt, assets held for sale, note receivable for the proceeds from sale of assets and cash items, totaled $25.7 million compared to $30.0 million at December 31, 2000.

     Net cash used in operating activities for the three months ended March 31, 2001 was $12.0 million, compared to the $6.7 million generated during the same period last year. The increase in the use of cash was due to the increase in operating loss offset by the reduction of working capital needs. Net cash provided by investing activities for the three months ended March 31, 2001 was $0.5 million compared to $9.4 million used in the same period in 2000 due to a reduction in capital expenditures and an increase in proceeds from sale of assets. Net cash provided by financing activities was $8.1 million for the three months ended March 31, 2001 compared to $15.8 million during the same period last year through increase borrowings under the Company's line of credit.

     The Company believes that its internally generated cash flow, including the net proceeds from sales of assets, and borrowings under existing credit facilities (including a new facility to be provided by existing lenders which is subject to final bank approval and completion of definitive documentation) is sufficient to meet liquidity requirements necessary to fund operations, capital requirements and debt service. The Company's new facility, when completed, will provide additional short-term liquidity to the Company contingent upon achieving progress on certain asset sales. To the extent the Company is not able to complete its new facility or to achieve certain asset sales or the net proceeds from these asset sales fall short of expectations, the Company may need to
obtain additional sources of financing.   There can be no assurance that such
financing will be available or, if available, on terms favorable to the Company. If the Company is unable to obtain such additional financing, there could be a material adverse effect on the Company's business, financial condition and results of operation.

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

     All of the Company's borrowings under its floating rate credit facilities are subject to interest rate risk. Borrowings under its syndicated credit facility bear interest, at its option, at either the Eurodollar rate or the Alternate Base Rate, plus margin. On December 22, 2000, the Company entered into a derivative in order to fix interest rate risks on $37 million of its senior credit facility borrowings. Each 1.0% increase in the interest rates on the total of its floating rate debt less the hedged amount would impact pretax earnings by approximately $1.2 million.

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

     On May 1, 2001 a complaint was filed against the Company and certain of its officers and directors in United District Court for the Northern District of California. The suit purports to be a class action filed on behalf of the plaintiff and others similarly situated and alleges certain violations of the federal securities laws. The complaint seeks damages and other relief. The Company has retained counsel and intends to vigorously defend the complaint.

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


ITEM 5.     OTHER INFORMATION

     On April 23, 2001, the Company announced a change in the annual meeting date from May 17, 2001 to June 27, 2001. In connection with such change, the record date for this meeting was changed to April 30, 2001.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No. Description
----------- -----------

3.1*        Form of Restated Certificate of Incorporation of the Company
(Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 3.1(vi), filed July 14, 1999)

3.2*        Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1
(Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

4.1(vi)     Fifth Amendment to Third Amended and Restated Credit Agreement dated as of March 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent.

4.1(vii)    Sixth Amendment to Third Amended and Restated Credit Agreement
dated as of April 18, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent.

4.7(vi)     Amendment No. 4 to Amended and Restated Note and Warrant Purchase
Agreement dated as of April 18, 2001 by and between the Company and The Prudential Insurance Company of America.

4.15 Junior Subordinated Loan Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P.

4.16 Warrant Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P.

4.17 Promissory Note dated as of April 27, 2001 by the Company in favor of Golder, Thoma, Cressey, Rauner Fund, IV, L.P. in the principal amount of $2,450,000.


*  Incorporated by reference to the filing indicated


(b)     Reports on Form 8-K

     On February 27, 2001, the Company filed a current report on Form 8-K reporting under item 5 the appointment of Daniel W. Yih as Interim Chief Financial Officer, Treasurer, Vice President and Board Member.

     No other reports on Form 8-K during the three months ended March 31, 2001.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 U.S. AGGREGATES, INC.



Dated:     May 14, 2001          /s/  Daniel Yih
                                 ---------------------------------------
                                 Daniel Yih
                                 Vice President, Chief Financial Officer
                                 and Treasurer

                                  EXHIBIT INDEX



Exhibit No. Description
----------- -----------

3.1*        Form of Restated Certificate of Incorporation of the Company
(Amendment No. 1 to Form S-1 (Reg. No. 333-79209), Exhibit 3.1(vi), filed July 14, 1999)

3.2*        Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1
(Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

4.1(vi)     Fifth Amendment to Third Amended and Restated Credit Agreement dated as of March 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent.

4.1(vii)    Sixth Amendment to Third Amended and Restated Credit Agreement
dated as of April 18, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent.

4.7(vi)     Amendment No. 4 to Amended and Restated Note and Warrant Purchase
Agreement dated as of April 18, 2001 by and between the Company and The Prudential Insurance Company of America.

4.15 Junior Subordinated Loan Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P.

4.16 Warrant Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P.

4.17 Promissory Note dated as of April 27, 2001 by the Company in favor of Golder, Thoma, Cressey, Rauner Fund, IV, L.P. in the principal amount of $2,450,000.


*  Incorporated by reference to the filing indicated