Form 10-Q/A
period 2001-03-31
U S AGGREGATES INC
filed 2001-05-31
CIK 1054422

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

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

                                EXPLANATORY NOTE

     The Company is filing this Form 10-Q/A for the quarterly period ended March 31, 2001 to add an exhibit, which is subject to a pending Confidential Treatment Request, and to reflect such addition on Part II, Item 6 and the Exhibit Index. Other than the aforementioned changes, all other information included in the initial filing remains unchanged.

                           PART II.  OTHER INFORMATION


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

3.2*        Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1
(Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

4.1(vi)*    Fifth Amendment to Third Amended and Restated Credit Agreement dated as of March 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent. (Form 10-Q, (Reg. No. 333-79209), Exhibit 4.1(vi), filed May 16, 2001)

4.1(vii)*   Sixth Amendment to Third Amended and Restated Credit Agreement
dated as of April 18, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent. (Form 10-Q, (Reg. No. 333-79209), Exhibit 4.1(vii), filed May 16, 2001)

4.7(vi)*    Amendment No. 4 to Amended and Restated Note and Warrant Purchase
Agreement dated as of April 18, 2001 by and between the Company and The Prudential Insurance Company of America. (Form 10-Q, (Reg. No. 333-79209),
Exhibit 4.7(vi), filed May 16, 2001)

4.15*       Junior Subordinated Loan Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q, (Reg. No. 333-79209), Exhibit 4.15, filed May 16, 2001)

4.16*       Warrant Agreement dated as of April 27, 2001 by and between the
Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q,
(Reg. No. 333-79209), Exhibit 4.16, filed May 16, 2001)

4.17*       Promissory Note dated as of April 27, 2001 by the Company in favor of Golder, Thoma, Cressey, Rauner Fund, IV, L.P. in the principal amount of $2,450,000. (Form 10-Q, (Reg. No. 333-79209), Exhibit 4.17, filed May 16, 2001)

10.51**     Agreement of Purchase and Sale of Assets by and among Staker Paving and Construction, Inc. and Jack B. Parson Companies, as Buyers, and Valley Asphalt, Inc., Geodyne Beck Rock Products, Inc., Eagle Valley Materials, Inc., Monroc, Inc., and Western Aggregates, Inc., as the Sellers, and U.S. Aggregates, Inc. and Oldcastle Materials, Inc., dated March 30, 2001.


*  Incorporated by reference to the filing indicated

** Certain portions of the Exhibit have been omitted as confidential materials under a pending Confidential Treatment Request filed with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 U.S. AGGREGATES, INC.



Dated:     May 23, 2001          /s/  Stanford Springel
                                 ---------------------------------------
                                 Stanford Springel
                                 Chief Executive Officer

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

3.2*        Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1
(Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

4.1(vi)*    Fifth Amendment to Third Amended and Restated Credit Agreement dated as of March 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent. (Form 10-Q, (Reg. No. 333-79209), Exhibit 4.1(vi), filed May 16, 2001)

4.1(vii)*   Sixth Amendment to Third Amended and Restated Credit Agreement
dated as of April 18, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent. (Form 10-Q, (Reg. No. 333-79209), Exhibit 4.1(vii), filed May 16, 2001)

4.7(vi)*    Amendment No. 4 to Amended and Restated Note and Warrant Purchase
Agreement dated as of April 18, 2001 by and between the Company and The Prudential Insurance Company of America. (Form 10-Q, (Reg. No. 333-79209),
Exhibit 4.7(vi), filed May 16, 2001)

4.15*       Junior Subordinated Loan Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q, (Reg. No. 333-79209), Exhibit 4.15, filed May 16, 2001)

4.16*       Warrant Agreement dated as of April 27, 2001 by and between the
Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q,
(Reg. No. 333-79209), Exhibit 4.16, filed May 16, 2001)

4.17*       Promissory Note dated as of April 27, 2001 by the Company in favor of Golder, Thoma, Cressey, Rauner Fund, IV, L.P. in the principal amount of $2,450,000. (Form 10-Q, (Reg. No. 333-79209), Exhibit 4.17, filed May 16, 2001)

10.51**     Agreement of Purchase and Sale of Assets by and among Staker Paving and Construction, Inc. and Jack B. Parson Companies, as Buyers, and Valley Asphalt, Inc., Geodyne Beck Rock Products, Inc., Eagle Valley Materials, Inc., Monroc, Inc., and Western Aggregates, Inc., as the Sellers, and U.S. Aggregates, Inc. and Oldcastle Materials, Inc., dated March 30, 2001.


*  Incorporated by reference to the filing indicated

** Certain portions of the Exhibit have been omitted as confidential materials under a pending Confidential Treatment Request filed with the Securities and Exchange Commission.