Form 10-Q
period 2001-06-30
U S AGGREGATES INC
filed 2001-08-14
CIK 1054422

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                     Commission File Number        001-15217
                                             -----------------------


                             U.S. AGGREGATES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 57-0990958
      ------------------------------                -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


                        400 South El Camino Real, Suite 500,
                           San Mateo, California  94402
               -----------------------------------------------------
               (Address, of principal executive offices)  (Zip Code)

                                  (650) 685-4880
               -----------------------------------------------------
               (Registrant's telephone number, including area code)


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


                 Class                   Shares outstanding as of July 31, 2001
     ----------------------------        --------------------------------------
     Common stock, $.01 par value                    14,900,593

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001



                                    CONTENTS


PART I.     FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

     Item 1.     Financial Statements
                      Condensed Consolidated Balance Sheets                    3
                      Condensed Consolidated Statements of Operations          4
                      Condensed Consolidated Statements of Cash Flows          5
                      Notes to Condensed Consolidated Financial Statements     6

     Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of Operations           14

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk
                                                                              20


PART II.     OTHER INFORMATION

     Item 1.     Legal Proceedings                                            21
     Item 2.     Changes in Securities and Use of Proceeds                    21
     Item 4.     Submission of Matters to a Vote of Security Holders          21
     Item 5.     Other Information                                            22
     Item 6.     Exhibits and Reports on Form 8-K                             22


SIGNATURES                                                                    23


EXHIBIT INDEX                                                                 24

                         PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                                 U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share amounts)



                                                                               JUNE 30,    DECEMBER 31,
                                                                                 2001          2000
                                                                              ----------  --------------
                                                                              (UNAUDITED)
                                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $   7,366   $       5,021
  Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . .     36,141          34,860
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,334          29,795
  Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .     79,550          23,880
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .      5,493           7,357
                                                                              ----------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .    147,884         100,913
                                                                              ----------  --------------

PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . . . . . . . . . .    242,564         333,901
Less: Accumulated depreciation and depletion . . . . . . . . . . . . . . . .    (36,893)        (41,835)
                                                                              ----------  --------------
      Net property, plant and equipment. . . . . . . . . . . . . . . . . . .    205,671         292,066
                                                                              ----------  --------------

INTANGIBLE ASSETS, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,262          18,823

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,400          15,404
                                                                              ----------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 362,217   $     427,206
                                                                              ==========  ==============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  63,320   $      64,850

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion . . . .    190,641         190,673
DEFERRED INCOME TAXES, net . . . . . . . . . . . . . . . . . . . . . . . . .     24,370          47,377
OTHER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,801             330
                                                                              ----------  --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .    280,132         303,230
                                                                              ----------  --------------

MINORITY INTEREST, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         11              11
                                                                              ----------  --------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    14,908,222 shares outstanding, including 7,629 shares of treasury stock.        149             149
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    125,219         123,648
  Notes receivable from sale of stock. . . . . . . . . . . . . . . . . . . .     (1,292)         (1,243)
  Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . . .         (2)             (2)
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . .    (42,000)          1,413
                                                                              ----------  --------------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .     82,074         123,965
                                                                              ----------  --------------

      Total liabilities, minority interest and shareholders' equity. . . . .  $ 362,217   $     427,206
                                                                              ==========  ==============



The accompanying notes are an integral part of these statements.


                                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except share amounts)


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                          --------------------------  --------------------------
                                                              2001          2000          2001          2000
                                                          ------------  ------------  ------------  ------------
                                                                  (UNAUDITED)                (UNAUDITED)

NET SALES. . . . . . . . . . . . . . . . . . . . . . . .  $    60,123   $    83,423   $   103,855   $   138,009
COST OF PRODUCTS SOLD. . . . . . . . . . . . . . . . . .       61,757        62,067       102,503       107,399
                                                          ------------  ------------  ------------  ------------
      Gross profit (loss). . . . . . . . . . . . . . . .       (1,634)       21,356         1,352        30,610

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . . . . . .        9,686         7,776        17,723        16,771
DEPRECIATION, DEPLETION AND AMORTIZATION . . . . . . . .        6,732         4,126        11,150         8,139
LOSS ON DISPOSAL OF ASSETS . . . . . . . . . . . . . . .        1,529             -         1,480             -
RESTRUCTURING COSTS. . . . . . . . . . . . . . . . . . .          525             -         1,715             -
ASSET IMPAIRMENT CHARGE. . . . . . . . . . . . . . . . .       14,750             -        14,750             -
                                                          ------------  ------------  ------------  ------------
      Income (loss) from operations. . . . . . . . . . .      (34,856)        9,454       (45,466)        5,700

OTHER EXPENSES:
  Interest and financing, net. . . . . . . . . . . . . .       (7,384)       (4,644)      (15,254)       (8,722)
  Other, net . . . . . . . . . . . . . . . . . . . . . .       (1,011)          (34)       (1,113)          (28)
                                                          ------------  ------------  ------------  ------------
      Income (loss) before income taxes. . . . . . . . .      (43,251)        4,776       (61,833)       (3,050)

BENEFIT FROM (PROVISION FOR) INCOME TAXES. . . . . . . .       14,642        (1,671)       21,146         1,068
                                                          ------------  ------------  ------------  ------------
      Income (loss) before extraordinary item. . . . . .      (28,609)        3,105       (40,687)       (1,982)

EXTRAORDINARY ITEM:  Loss on extinguishment of debt,
  less applicable income tax benefit of $1,468 . . . . .       (2,726)            -        (2,726)            -
                                                          ------------  ------------  ------------  ------------
      Net income (loss). . . . . . . . . . . . . . . . .  $   (31,335)  $     3,105   $   (43,413)  $    (1,982)
                                                          ============  ============  ============  ============


Income (loss) per common share-basic
  Income (loss) before extraordinary item available for
    common shareholders. . . . . . . . . . . . . . . . .  $     (1.92)  $      0.21   $     (2.73)  $     (0.13)
  Extraordinary item, net of tax . . . . . . . . . . . .        (0.18)            -         (0.18)            -
                                                          ------------  ------------  ------------  ------------
  Net income (loss) available for common shareholders. .  $     (2.10)  $      0.21   $     (2.91)  $     (0.13)
                                                          ============  ============  ============  ============
  Weighted average common shares outstanding . . . . . .   14,900,593    14,900,593    14,900,593    14,900,593


Income (loss) per common share-diluted
  Income (loss) before extraordinary item available for
    common shareholders. . . . . . . . . . . . . . . . .  $     (1.92)  $      0.20   $     (2.73)  $     (0.13)
  Extraordinary item, net of tax . . . . . . . . . . . .        (0.18)            -         (0.18)            -
                                                          ------------  ------------  ------------  ------------
  Net income (loss) available for common shareholders. .  $     (2.10)  $      0.20   $     (2.91)  $     (0.13)
                                                          ============  ============  ============  ============
  Weighted average common shares outstanding . . . . . .   14,900,593    15,216,029    14,900,593    14,900,593



The accompanying notes are an integral part of these statements.


                                U.S. AGGREGATES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                 --------------------
                                                                                   2001       2000
                                                                                 ---------  ---------
                                                                                     (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .  $(20,337)  $(14,086)
                                                                                 ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment. . . . . . . . . . . . . . . . . .    (3,391)   (22,773)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . . . . . . . . .    25,845      4,836
                                                                                 ---------  ---------
          Net cash provided by (used in) investing activities . . . . . . . . .    22,454    (17,937)
                                                                                 ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .   (26,079)   (17,364)
  New borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27,400     50,500
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -       (894)
  Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,093)    (1,965)
                                                                                 ---------  ---------
          Net cash provided by financing activities . . . . . . . . . . . . . .       228     30,277
                                                                                 ---------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .     2,345     (1,746)

CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . . . . . . . . .     5,021      4,478
                                                                                 ---------  ---------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . . . . . . . .  $  7,366   $  2,732
                                                                                 =========  =========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,816   $  9,497
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       298        672
NON-CASH TRANSACTIONS:
  Value assigned to warrants. . . . . . . . . . . . . . . . . . . . . . . . . .     1,571          -
  Dividends declared but not paid . . . . . . . . . . . . . . . . . . . . . . .         -        447
  Addition of capital lease obligations . . . . . . . . . . . . . . . . . . . .         -     14,224
  Termination of capital lease obligation . . . . . . . . . . . . . . . . . . .       520          -
  Net inventory sold as part of sale of Northern Utah assets. . . . . . . . . .     1,416          -
  Net other assets sold as part of sale of Northern Utah assets . . . . . . . .       223          -
  Debt assumed by buyers as part of sale of Northern Utah assets. . . . . . . .     1,849          -
  Transfer of assets held for sale as part of the sale of Northern Utah Assets.    22,381          -



The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.     Organization and Basis of Presentation

     Founded in 1994, U.S. Aggregates, Inc. ("USAI" or the "Company") conducts its operations through the quarrying and distribution of aggregate products in nine states in two regions of the United States, the Mountain states and the Southeast. Aggregates consist of crushed stone, sand and gravel. The Company's products are used primarily for construction and maintenance of highways, other infrastructure projects, and for commercial and residential construction.

     The accompanying unaudited condensed consolidated financial statements of U.S. Aggregates, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. In the opinion of management, the interim financial information provided herein reflects all adjustments necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

     A majority of the Company's revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of local geographic markets, the Company's business is subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where the Company has operations, including any downturns in the construction industry, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of relevant laws and regulations. Risk of environmental liability is inherent in the operation of the Company's business. As a result, it is possible that environmental liabilities will have a material adverse effect on the Company in the future.

     The Company markets its aggregates products to customers in a variety of industries, including public infrastructure, commercial and residential construction; asphaltic concrete, ready-mix concrete, concrete blocks and concrete pipes; and railroads. A substantial amount of aggregate products is used in publicly funded projects. A decrease or delay in government funding of highway construction and maintenance or other infrastructure projects could reduce sales and profits.

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

     The Company has entered into a definitive agreement, described elsewhere herein, to sell its southeastern operations to Florida Rock Industries, Inc. (the "Buyer"). Consummation of the agreement is subject to shareholder approval, which is assured as a result of a shareholders agreement between the Buyer and the majority shareholder of the Company, as well as other customary closing conditions. The ability of the Company to continue its remaining business is dependent upon consummation of the transaction and upon reaching a satisfactory agreement with its lenders regarding the allocation between such lenders and the Company of the proceeds to be received upon consummation of the transaction. There is no assurance that the transaction will be consummated or that the Company will be able to negotiate such an agreement with its lenders.

     Following consummation of the sale transaction, the Company will continue to have significant debt and intends to evaluate various strategic options relating to the Company's continuing operations. Some of the options to be evaluated by the Company include reduction of the Company's debt by selling off non-strategic assets, complete sale of the Company's assets, conversion of existing debt to equity and raising additional equity. However, there can be no assurance that such options will be available, or if available, on terms acceptable to the Company. The Company's ability to continue as a going concern following consummation of the transaction is also dependent upon the refinancing or restructuring of its remaining debt. There is no assurance that the Company will be able to refinance its debt or that it will be able to achieve operations sufficiently profitability to service its remaining debt.

     In the event the sale transaction is not consummated or the net proceeds from the transaction fall short of expectations, the Company will need to obtain additional sources of financing which may involve the sale of additional assets. There is no assurance that such financing will be available or, if available, on terms favorable to the Company. If the Company is unable to obtain such additional financing, there could be a material adverse effect on the Company's business, financial condition and results of operations.

     In the second quarter of 2001, as a result of tight cash flows, higher costs, weakened demand for certain products and poor performance of the Company's western operations and to a lesser extent its southeastern operations, management began a comprehensive review of the Company's operations (primarily aggregate pits) or businesses for possible closure (either permanent or temporary) or reorganization. Other businesses or sites are being considered for sale. The process is on going, but to date certain aggregate pits have been shutdown, or operations have been, or will be, curtailed or suspended at certain sites. In addition, the transportation business has been closed. Capital expenditures have been dramatically curtailed, certain fixed assets have been sold and fixed assets which will no longer be used in the business or could not be identified or have been damaged or destroyed, have been written down to their realizable value or written-off. Goodwill or quarry development costs, which were associated with a closed business or aggregate pits, were also written-off. At some of the closed locations, adjustments to deferred royalties were required, expense accruals for future minimum royalties due were recorded and related stripping costs were written-off. Inventory at these sites, or at continuing sites, which will not be sold, is in excess of foreseeable demand or has a carrying value in excess of the market value has been written-off or reserved, as appropriate. These charges total approximately $17.0 million in the second quarter of 2001 of which $12.9 million is included in cost of products sold, $2.6 million is included in depreciation, depletion and amortization expense and $1.5 million is included in loss on disposal of assets in the accompanying Condensed Consolidated Statement of Operations. It is possible that additional write-offs may be required as management completes its review of all operations and conducts a full physical count of all fixed assets in the second half of 2001.

     In addition to the above charges, in the second quarter of 2001 the Company also recorded a restructuring charge of $0.5 million related to the relocation of its corporate office as described in Note 5., an asset impairment charge of $14.8 million related to the decision to sell its southeastern operations as described in Note 6., a $1.0 million charge to write-off deferred financing charges as described in Note 3. and an extraordinary loss on extinguishments of debt as described in Note 3.

3.     Long-Term Debt

     A summary of long-term debt is as follows:


                                                           JUNE 30,    DECEMBER 31,
                                                             2001          2000
                                                          ----------  --------------
                                                             (dollars in thousands)

Prudential Insurance subordinated notes, net of discount
  of $530 and $575, respectively . . . . . . . . . . . .  $  44,470   $      44,425
GTCR Fund IV junior subordinated note, net of discount
  of $543. . . . . . . . . . . . . . . . . . . . . . . .      1,529               -
Bank of America term loan A. . . . . . . . . . . . . . .     74,396          30,900
Bank of America term loan B. . . . . . . . . . . . . . .     38,035          43,004
Bank of America revolving loan . . . . . . . . . . . . .     35,000          77,600
Notes payable to former shareholders . . . . . . . . . .      1,145           1,890
Capital lease obligations. . . . . . . . . . . . . . . .      8,471          11,240
Other. . . . . . . . . . . . . . . . . . . . . . . . . .      2,994           4,456
                                                          ----------  --------------
    Total long-term debt and capital lease obligations .    206,040         213,515

Less: Current portion. . . . . . . . . . . . . . . . . .    (15,399)        (22,842)
                                                          ----------  --------------
    Long-term debt and capital lease obligations,
        net of current portion . . . . . . . . . . . . .  $ 190,641   $     190,673
                                                          ==========  ==============

     On April 18, 2001, the Company entered into a Sixth Amendment to its Credit Agreement with its senior secured lenders which waived all existing covenant defaults, adjusted future financial covenants, deferred certain principal payments until March 31, 2002, modified the debt repayment schedule, established a borrowing base on the revolving loan up to a maximum of $35 million, provided the Company with additional liquidity from the sale of certain assets, established monthly interest payment schedules and provided for increased interest rates to an Alternate Base Rate plus 5.00% or Eurodollar Rate plus 6.00%, of which 2.00% is capitalized and added to principal for the period through March 31, 2002. The Sixth Amendment also provides for a fee of $1.25 million if the senior credit facility is not paid in full by March 31, 2002. This fee is being accrued over a 12-month period.

     On April 18, 2001, the Company also entered into an amendment with its subordinated note holder to waive existing covenant defaults and to accept deferral of interest payments through May 22, 2002 in exchange for a 2.00% increase in interest rates, a deferred fee of $0.9 million and warrants for 671,582 shares with a nominal exercise price.

     In connection with the amendments of the senior secured credit facility and the subordinated notes, an agreement was entered into with GTCR Fund IV, the Company's majority shareholder, to loan the Company $2 million of junior subordinated debt at an interest rate of 18.00%. The junior subordinated debt does not mature until 120 days after senior secured facilities and subordinated notes are paid in full. GTCR Fund IV will receive a deferred fee of $0.45 million and received warrants for 435,469 shares with a nominal exercise price in exchange for its agreement to provide the Company with the junior subordinated debt. This loan was funded on April 30, 2001.

     The warrants issued to Prudential Insurance, the Company's subordinated note holder, for 671,582 shares of the Company's common stock were valued at $1.40 per share or a total of $940 thousand. The warrants issued to GTCR Fund IV for 435,469 shares of the Company's common stock were valued at $1.45 per share or a total of $631 thousand. The fair value of these warrants were calculated at the date of issuance using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.25%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 165.8%; an exercise price of $0.01; and market value of the Company common stock of $1.40 and $1.45 on the issuance dates of the warrants to Prudential Insurance and GTCR Fund IV, respectively.

     On May 30, 2001, the Company entered into a Seventh Amendment to its Credit Agreement with its existing senior secured lenders to provide $6.0 million of additional liquidity to the Company. The Company borrowed the $6.0 million available under the agreement during the quarter ended June 30, 2001. This agreement was subsequently supplemented and currently provides for an interest rate of Alternate Base Rate plus 7.00%, a fee of $1.15 million is payable upon the earlier of September 28, 2001 or the consummation of the sale of certain assets. An amendment fee of 25 basis points, or approximately $0.4 million is payable upon the earlier of September 30, 2001 (expiration of this short-term agreement) or the consummation of certain asset sales.

     In late July 2001 the Company repaid $0.5 million under its revolving credit agreement and subsequently issued its surety a $0.5 million letter of credit as collateral for the issuance of up to $5 million of surety bonds supporting the construction activities of its western operations.

     On August 14, 2001, the Company entered into an Eighth Amendment to its Credit Agreement with its existing senior secured lenders pursuant to which the Company received waivers of non-compliance with certain financial and non-financial covenants under the senior secured credit facility. The amendment also provides $3.0 million of additional liquidity to the Company at an interest rate of Alternate Base Rate plus 7% and provides for a fee of $0.125 million. Such fee is deferred until the earlier of September 28, 2001 or the consummation of the sale of the southeastern operations as described in Note 7. Sale of Southeastern Operations. Amounts borrowed under the agreement are due on the earlier of September 30, 2001 or the consummation of the sale of the southeastern operations. The effectiveness of the Eight Amendment is subject to certain conditions including receipt by the Company of definitive documentation of the forbearance agreement referred to in the next paragraph. In addition on August 14, 2001 the Company received waivers of non-compliance with certain financial covenants under the subordinated notes.

     In September 2000 the Company's southeastern operations entered into three equipment acquisition agreement commitments with a financial institution, which provide for the financing of certain construction projects totaling approximately $13.5 million. Upon completion, the projects are to be converted to either operating leases or capital leases, at the Company's option. Two of these projects provided for a completion date of May 31, 2001, which was not achieved and has resulted in an event of default under such agreements and cross defaults under certain of the Company's other debt agreements. The Company had requested waivers of the defaults under such agreements as well as extensions of time periods necessary to complete such projects. The financial institution has agreed in principal to enter into a forbearance agreement, subject to definitive documentation, with the Company which would i) waive all defaults under such agreements and ii) provide an extension of the completion dates of such projects to September 30, 2001, provided that amounts funded under such agreements as well as other amounts outstanding under either operating or capital leases with the Company's southeastern operations are paid off upon the sale of the Company's southeastern operations as described elsewhere herein.

     Other expenses include the write-off of approximately $1.0 million of deferred finance charges relating to a reduction in borrowing capacity under the Company's revolving loan resulting from the Sixth Amendment to its Credit Agreement (in addition to the extraordinary charge described below) and other deferred fees related to operations that have been closed or sold.

     In connection with the various refinancings of the Company's debt, fees and costs of $2.7 million, some of which were previously capitalized, net of a tax benefit of $1.5 million, were recorded as an Extraordinary Item - Loss on Extinguishment of Debt in the second quarter of 2001.

4.   Shareholders' Equity

     The following Statement of Changes in Shareholders' Equity summarizes the Company's equity transactions between December 31, 2000 and June 30, 2001:


                                                               NOTES      TREASURY STOCK
                                                                         ---------------
                                                  ADDITIONAL RECEIVABLE   SHARES             RETAINED      TOTAL
                                  COMMON STOCK     PAID-IN   FROM SALE   HELD IN             EARNINGS  SHAREHOLDERS'
                              -------------------
                                SHARES    AMOUNT   CAPITAL    OF STOCK   TREASURY   AMOUNT   (DEFICIT)    EQUITY
                              ----------  -------  --------  ----------  --------  --------  ----------  ---------
                                                  (in thousands, except share amounts)

BALANCE AT
  DECEMBER 31, 2000. . . . .  14,908,222  $   149  $123,648  $  (1,243)     7,629  $    (2)  $   1,413   $123,965
  Notes receivable, net of
    payments . . . . . . . .           -        -         -        (49)         -        -           -        (49)
  Issuance of stock warrants           -        -     1,571          -          -        -           -      1,571
  Net loss . . . . . . . . .           -        -         -          -          -        -     (43,413)   (43,413)
                              ----------  -------  --------  ----------  --------  --------  ----------  ---------
BALANCE AT
  JUNE 30, 2001. . . . . . .  14,908,222  $   149  $125,219  $  (1,292)     7,629  $    (2)  $ (42,000)  $ 82,074
                              ==========  =======  ========  ==========  ========  ========  ==========  =========


5.     Restructuring Costs

     During the fourth quarter of 2000, the Company decided to restructure its business operations through a plan, which provided for the closure of an asphalt operation in Nevada, the disposition of certain operations in Idaho and the consolidation of facilities in Utah (the "Restructuring Plan"). The Restructuring Plan also included actions intended to achieve an overall
reduction in corporate overhead.   The Company recorded restructuring charges of
$1.2 million in the first quarter of 2001, of which $0.5 million related to the loss on sale of properties and certain equipment in Idaho. The cash charge of $0.7 million related to severance benefits for terminated employees and lease obligations relating to the closure of one of its offices.

     To further reduce overhead, the Company decided and announced in the second quarter of 2001 that it would relocate its corporate office from San Mateo, California to Draper, Utah during 2001. As a result of this decision, the Company recorded additional restructuring charges in the second quarter of 2001 in the amount of $0.5 million, of which $0.1 million relates to the write-down of assets at the corporate office to fair market value. The cash charges of $0.4 million relate to severance benefits for employees, who have or will be terminated, and lease obligations related to the closure of the San Mateo corporate office.

     As of June 30, 2001, $0.2 million of restructuring costs have been paid and an accrual in the amount of $0.9 million related to above restructuring plans is included in the Condensed Consolidated Balance Sheet.


6.     Assets Held for Sale and Asset Impairment Charges

     During the second quarter of 2001, the Company made a decision to sell its southeastern operations. As a result, an evaluation for impairment of long-lived assets was performed. Based upon this analysis, the Company determined that the fair market value of these long-lived assets was less than the carrying value. Accordingly, during the second quarter of 2001, the Company adjusted the carrying value of these assets to their estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $14.8 million. The fair market value excludes $15.0 million of potential proceeds to be placed in an escrow account as more fully described in Note 7. Sale of Southeastern Operations. These assets (excluding accounts receivable, inventory and other current assets) totaling $79.6 million have been classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet at June 30, 2001.

7.     Sale of Southeastern Operations

     On July 11, 2001, the Company entered into a definitive agreement to sell its southeastern operations to Florida Rock Industries, Inc. (the "Buyer"). The sale is subject to approval by the Company's shareholders, which is assured as a result of a shareholders agreement between the Buyer and the majority shareholder of the Company, and the waiver or expiration of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has occurred, as well as other customary closing conditions. The aggregate purchase price to be received by the Company on the closing will be equal to $150 million plus or minus a working capital adjustment to be determined at closing, less approximately $42 million to cover certain liabilities assumed by Buyer or the payment of such liabilities, and less $15 million to be placed in an escrow account to be released upon the receipt of certain third-party waivers. There is no assurance that such waivers will be obtained.

     The Company will recognize a taxable gain on the sale of these assets, which will result in corporate federal tax. However, the Company estimates that the gain will be largely offset by losses available to the Company.

     Following consummation of the sale of the southeastern operations, the Company will continue to have a significant amount of debt. The Company estimates, subject to negotiations with the lenders under its senior secured credit facilities, that it will be able to repay at closing from proceeds received from the transaction approximately $75.5 million of the principal and interest owing under its senior secured credit facilities. Assuming repayment of $75.5 million, as of June 30, 2001, the remaining principal and interest owing under the Company's senior credit facilities would total approximately $78.6 million. In addition, following the consummation of the transaction, assuming occurrence as of June 30, 2001, the Company would continue to owe $60.7 million consisting of principal and interest, under its subordinated and other debt obligations, excluding obligations of the southeastern operations which will be repaid from proceeds of the sale. The Company's ability to continue to operate its remaining businesses is dependent upon the consummation of the southeastern sale transaction and upon reaching a satisfactory agreement with its lenders regarding the allocation between such lenders and the Company of the proceeds to be received upon consummation of the transaction. While there is no assurance, the Company believes that it will be able to negotiate such an agreement.

     The remaining assets of the Company following consummation of the transaction will consist of aggregates production operations, ready-mix operations, concrete block operations, paving operations and asphalt production operations in the States of Arizona, California, Idaho, Nevada and Utah.

     The Company will continue to have significant debt and intends to evaluate various strategic options relating to the Company's continuing operations. Some of the options to be evaluated by the Company include reduction of the Company's debt by selling off non-strategic assets, complete sale of the Company's assets, conversion of existing debt to equity and raising additional equity. However, there can be no assurance that such options will be available, or if available, on terms acceptable to the Company. The Company's ability to continue as a going concern following consummation of the transaction is dependent upon the refinancing or restructuring of its remaining debt. In addition, there is no assurance that the Company following consummation of the transaction will be able to achieve operations sufficiently profitable to service its remaining debt, nor is there assurance that the sale of the southeastern operations will be consummated.

8.     Inventories

     Inventories consist of the following as of:


                     JUNE 30,    DECEMBER 31,
                       2001          2000
                    ----------  --------------
                      (dollars in thousands)

Finished products.  $  18,538   $      26,835
Raw materials. . .        899           1,892
Supplies and parts        884             768
Fuel . . . . . . .        276             324
Less: Allowances .     (1,263)            (24)
                    ----------  --------------
                    $  19,334   $      29,795
                    ==========  ==============

     Inventories are pledged as security under various debt agreements.


9.     Income (Loss) Per Share


                                                                     THREE MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------------
                                                                 2001                              2000
                                                  ----------------------------------  -------------------------------
                                                                 (in thousands, except share amounts)
                                                                          PER SHARE                        PER SHARE
                                                    LOSS       SHARES      AMOUNT     INCOME     SHARES      AMOUNT
                                                  ---------  ----------  -----------  -------  ----------  ----------


Basic income (loss) before extraordinary item
  available for common shareholders. . . . . . .  $(28,609)  14,900,593  $    (1.92)  $ 3,105  14,900,593  $     0.21
Effect of dilutive securities. . . . . . . . . .                      -                           315,436
                                                             ----------                        ----------
Dilutive income (loss) before extraordinary item
  available for common shareholders. . . . . . .  $(28,609)  14,900,593  $    (1.92)  $ 3,105  15,216,029  $     0.20
                                                  =========  ==========  ===========  =======  ==========  ==========


10.     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No, 137, Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No, 138, Accounting for Certain Derivatives and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. The Company has adopted Statement 133 effective January 1, 2001. The Company has applied Statement 133 to only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998.

     The Company has variable rate borrowings tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company has entered into a swap contract. The Company is a party to an interest rate swap under which it exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional amount of $37.0 million. The interest rate swap contract has a two-year term that ends on December 29, 2002. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR-BBA due quarterly beginning March 29, 2001. In return, the Company will pay its counter party a fixed rate of 6.11% interest due quarterly beginning March 29, 2001. The Company will report all changes in fair value of its swap contract in earnings. During the second quarter and six months ended June 30, 2001, the Company recorded an increase in the value of this swap contract of $2 thousand and a decrease in the value of this swap contact of $0.9 million, respectively. Such amounts are included in interest and financing expenses. The cumulative effect of adopting this standard effective January 1, 2001 was not significant.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, Business Combinations. This pronouncement requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This pronouncement provides that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company is accessing this statement and has not yet made a determination of the impact of adoption on the Company's results of operations, financial position, or liquidity. The Company will adopt SFAS No. 142 beginning January 1, 2002.


11.     Effective Tax Rate

     The Company uses an effective tax rate based on its best estimate of the tax rate expected to be applicable for the full fiscal year. This estimated rate is applied to the current year-to-date results to determine the interim provision for income taxes.


12.     Sale of Northern Utah Assets

     In March 2001, the Company sold certain of its construction materials operations in Northern Utah to Oldcastle Materials, Inc. The proceeds were utilized to pay down debt and certain operating leases and provide the Company with additional liquidity. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. On April 2, 2001, the Company received $22.2 million of cash proceeds and applied $14.2 million to the pay-down of its senior credit facility. In addition, there are potential contingent proceeds in the amount of $6.0 million, which the Company has not recorded that relate to the Company obtaining zoning/permits for certain property sold to Oldcastle by March 31, 2003. There is no assurance the Company will be able to obtain the necessary zoning/permits.

     In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The lease term is for a 40-year period and requires Oldcastle to pay a minimum annual royalty of $0.1 million. Royalty rates are $0.05 per ton of aggregate during the first two years of the agreement, $0.10 per ton for the third through the fifth years and $0.25 per ton thereafter. The carrying value of the assets leased to Oldcastle as of June 30, 2001 was approximately $47.6 million.


13.     Litigation

     During May 2001, three complaints were filed against the Company and certain of its officers and directors in United States District Court for the Northern District of California. The suits purport to be class actions filed on behalf of plaintiffs and others similarly situated, which allege certain violations of the federal securities laws. The complaints seek damages and other relief. The cases have been consolidated before Judge Wilken. Eugene L. Loper has been named lead plaintiff, and his choice of counsel has been approved. The Company has retained counsel and intends to vigorously defend these complaints.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis ("MD & A") should be read in conjunction with the MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


INTRODUCTION

     The Company conducts its operations through the quarrying and distribution of aggregate products in nine states in two regions of the United States, the Mountain states and the Southeast. The Company's operations have the same general economic characteristics including the nature of the products, production processes, type and class of customers, methods of distribution and governmental regulations. The Company's business is seasonal, with peak sales and profits occurring primarily in the months of April through November. Accordingly, results of operations for any individual quarter are not necessarily indicative of results for the full year.

     The Company has entered into a definitive agreement, as more fully described elsewhere herein, to sell its southeastern operations to Florida Rock Industries, Inc. (the "Buyer"). Consummation of the agreement is subject to shareholder approval, which is assured as a result of a shareholders agreement between the Buyer and the majority shareholder of the Company, as well as other customary closing conditions.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, working capital, exclusive of current maturities of debt, assets held for sale and cash items, totaled $13.0 million compared to $30.0 million at December 31, 2000.

     Net cash used in operating activities for the six months ended June 30, 2001 was $20.3 million, compared to $14.1 million used during the same period last year. The increase in the use of cash was due to an increase in operating losses offset by a reduction of working capital needs. Net cash provided by investing activities for the six months ended June 30, 2001 was $22.5 million compared to $17.9 million used in the same period in 2000 due to a reduction in capital expenditures and an increase in proceeds from the sale of assets of $21.0 million. Net cash provided in financing activities was $0.2 million for the six months ended June 30, 2001 compared to $30.3 million during the same period last year, primarily through borrowings under the Company's senior credit agreement.

     In March 2001, the Company sold certain of its construction materials operations in Northern Utah to Oldcastle Materials, Inc. The proceeds were utilized to pay down debt and certain operating leases and provide the Company with additional liquidity. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. On April 2, 2001, the Company received $22.2 million of cash proceeds and applied $14.2 million to the pay-down of its senior credit facility. In addition, there are potential contingent proceeds in the amount of $6.0 million, which the Company has not recorded that relate to the Company obtaining zoning/permits for certain property sold to Oldcastle by March 2003. There is no assurance the Company will be able to obtain the necessary zoning/permits.

     In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The lease term is for a 40-year period and requires Oldcastle to pay a minimum annual royalty of $0.1 million. Royalty rates are $0.05 per ton of aggregate during the first two years of the agreement, $0.10 per ton for the third through the fifth years and $0.25 per ton thereafter. The carrying value of the assets leased to Oldcastle as of June 30, 2001 was approximately $47.6 million.

     On April 18, 2001, the Company entered into a Sixth Amendment to its Credit Agreement with its senior secured lenders which waived all existing covenant defaults, adjusted future financial covenants, deferred certain principal payments until March 31, 2002, modified the debt repayment schedule, established a borrowing base on the revolving loan up to a maximum of $35 million, provided the Company with additional liquidity from the sale of certain assets, established monthly interest payment schedules and provided for increased interest rates to Alternate Base Rate plus 5.00% or Eurodollar Rate plus 6.00%, of which 2.00% is capitalized and added to principal for the period through March 31, 2002. The Sixth Amendment also provides for a fee of $1.25 million if the senior credit facility is not paid in full by March 31, 2002. This fee is being accrued over a 12-month period.

     On April 18, 2001, the Company also entered into an amendment with its subordinated note holder to waive existing covenant defaults and to accept deferral of interest payments through May 22, 2002 in exchange for a 2.00% increase in interest rates, a deferred fee of $0.9 million and warrants for 671,582 shares with a nominal exercise price.

     In connection with the amendments of the senior secured credit facility and the subordinated notes, an agreement was entered into with GTCR Fund IV, the Company's majority shareholder, to loan the Company $2 million of junior subordinated debt at an interest rate of 18.00%. The junior subordinated debt does not mature until 120 days after senior secured facilities and subordinated notes are paid in full. GTCR Fund IV will receive a deferred fee of $0.45 million and received warrants for 435,469 shares with a nominal exercise price in exchange for its agreement to provide the Company with the junior subordinated debt. This loan was funded on April 30, 2001.

     On May 30, 2001, the Company entered into a Seventh Amendment to its Credit Agreement with its existing senior secured lenders to provide $6.0 million of additional liquidity to the Company. The Company borrowed the $6.0 million available under the agreement during the quarter ended June 30, 2001. This agreement was subsequently supplemented and currently provides for an interest rate of Alternate Base Rate plus 7.00%, a fee of $1.15 million is payable upon the earlier of September 28, 2001 or the consummation of the sale of certain assets. An amendment fee of 25 basis points, or approximately $0.4 million is payable upon the earlier of September 30, 2001 (expiration of this short-term agreement) or the consummation of certain asset sales.

     In late July 2001 the Company repaid $0.5 million under its revolving credit agreement and subsequently issued its surety a $0.5 million letter of credit as collateral for the issuance of up to $5 million of surety bonds supporting the construction activities of its western operations.

     On July 11, 2001, the Company entered into a definitive agreement to sell its southeastern operations to Florida Rock Industries, Inc. (the "Buyer"). The sale is subject to approval by the Company's shareholders, which is assured as a result of a shareholders agreement between the Buyer and the majority shareholder of the Company, and the waiver or expiration of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has occurred, as well as other customary closing conditions. The aggregate purchase price to be received by the Company on the closing will be equal to $150 million plus or minus a working capital adjustment to be determined at closing, less approximately $42 million to cover certain liabilities assumed by Buyer or the payment of such liabilities, and less $15 million to be placed in an escrow account to be released upon the receipt of certain third-party waivers. There is no assurance that such waivers will be obtained.

     The Company will recognize a taxable gain on the sale of these assets, which will result in corporate federal tax. However, the Company estimates that the gain will be largely offset by losses available to the Company.

     Following consummation of the sale of the southeastern operations, the Company will continue to have a significant amount of debt. The Company estimates, subject to negotiations with the lenders under its senior secured credit facilities, that it will be able to repay at closing from proceeds received from the transaction approximately $75.5 million of the principal and interest owing under its senior secured credit facilities. Assuming repayment of $75.5 million, as of June 30, 2001, the remaining principal and interest owing under the Company's senior credit facilities would total approximately $78.6 million. In addition, following the consummation of the transaction, assuming occurrence as of June 30, 2001, the Company would continue to owe $60.7 million consisting of principal and interest under its subordinated and other debt obligations, excluding obligations of the southeastern operations which will be repaid from proceeds of the sale. The Company's ability to continue to operate its remaining businesses is dependent upon the consummation of the southeastern sale transaction and upon reaching a satisfactory agreement with its lenders regarding the allocation between such lenders and the Company of the proceeds to be received upon consummation of the transaction. While there is no assurance, the Company believes that it will be able to negotiate such an agreement.

     The remaining assets of the Company following consummation of the transaction will consist of aggregates production operations, ready-mix operations, concrete block operations, paving operations and asphalt production operations in the States of Arizona, California, Idaho, Nevada and Utah.

     The Company will continue to have significant debt and intends to evaluate various strategic options relating to the Company's continuing operations. Some of the options to be evaluated by the Company include reduction of the Company's debt by selling off non-strategic assets, complete sale of the Company's assets, conversion of existing debt to equity and raising additional equity. However, there can be no assurance that such options will be available, or if available, on terms acceptable to the Company. The Company's ability to continue as a going concern following consummation of the transaction is dependent upon the refinancing or restructuring of its remaining debt. In addition, there is no assurance that the Company following consummation of the transaction will be able to achieve operations sufficiently profitable to service its remaining debt, nor is there assurance that the sale of the southeastern operations will be consummated.

     To the extent the Company is not able to consummate the sale of the southeastern operations or reach agreement on sharing of proceeds, the Company
may need to obtain additional sources of financing.   There can be no assurance
that such financing will be available or, if available, on terms favorable to the Company. If the Company is unable to obtain such additional financing, there could be a material adverse effect on the Company's business, financial condition and results of operation. The Company's ability to continue as a going concern if the southeastern operations are not sold is dependent upon the refinancing or restructuring of its debt. In addition, there is no assurance that the Company will be able to achieve operations sufficiently profitable to service its debt.

     On August 14, 2001, the Company entered into an Eighth Amendment to its Credit Agreement with its existing senior secured lenders pursuant to which the Company received waivers of non-compliance with certain financial and non-financial covenants under the senior secured credit facility. The amendment also provides $3.0 million of additional liquidity to the Company at an interest rate of Alternate Base Rate plus 7% and provides for a fee of $0.125 million. Such fee is deferred until the earlier of September 28, 2001 or the consummation of the sale of the southeastern operations as described in Note 7. Sale of Southeastern Operations. Amounts borrowed under the agreement are due on the earlier of September 30, 2001 or the consummation of the sale of the southeastern operations. The effectiveness of the Eight Amendment is subject to certain conditions including receipt by the Company of definitive documentation of the forbearance agreement referred to in the next paragraph. In addition on August 14, 2001 the Company received waivers of non-compliance with certain financial covenants under the subordinated notes.

     In September 2000 the Company's southeastern operations entered into three equipment acquisition agreement commitments with a financial institution, which provide for the financing of certain construction projects totaling approximately $13.5 million. Upon completion, the projects are to be converted to either operating leases or capital leases, at the Company's option. Two of these projects provided for a completion date of May 31, 2001, which was not achieved and has resulted in an event of default under such agreements and cross defaults under certain of the Company's other debt agreements. The Company had requested waivers of the defaults under such agreements as well as extensions of time periods necessary to complete such projects. The financial institution has agreed in principal to enter into a forbearance agreement, subject to definitive documentation, with the Company which would i) waive all defaults under such agreements and ii) provide an extension of the completion dates of such projects to September 30, 2001, provided that amounts funded under such agreements as well as other amounts outstanding under either operating or capital leases with the Company's southeastern operations are paid off upon the sale of the Company's southeastern operations as described elsewhere herein.


RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2001 Compared to Restated Second Quarter Ended June 30, 2000

     Net sales for the three-month period ended June 30, 2001 decreased approximately 27.9% to $60.1 million, compared to $83.4 million for the same period in 2000. Sales in 2000 included sales from the Company's Alabama concrete operations sold under two separate transactions in April and December of 2000; sales from Eastern Idaho operations, which were closed and the properties and certain equipment subsequently sold in December 2000; sales from the Company's asphalt and construction operations in Nevada which were closed in November 2000; and sales from certain construction materials operations in Northern Utah sold in March 2001. Excluding sales from operations that were sold or closed in 2000 and the first quarter of 2001, the Company's sales decreased slightly (1%) in the second quarter with an increase in sales in the Company's southeastern operations of $2.8 million (16%), offset by a decline in sales at the Company's western operations of $3.3 million (7%). Excluding sold or closed operations, sales for the quarter ended June 30, 2001 were approximately $60.1 million as compared to $60.6 million for the same period in 2000. Excluding the effect of sold or closed operations, aggregate sales increased $3.4 million or 21%. This change was due to an increase in aggregate tons sold and, to a lesser extent, an increase in average prices. Asphalt, paving and construction sales, excluding the effect of sold or closed operations, in the second quarter of 2001 decreased $1.9 million or 8% over the same period of 2000 due to a decrease in construction projects and third party asphalt sales; and ready mix concrete sales decreased $1.9 million or 12% due primarily to an approximate 14% decrease in ready mix cubic yards sold. In addition, there were slight reductions in transportation and other sales.

     For the three month period ended June 30, 2001, the Company reported a negative gross profit of approximately $1.6 million or 2.7% of net sales, compared to a gross profit of $21.4 million or 25.6% of net sales, for the same period in 2000. The decline in gross profit related primarily to the Company's western operations and to a lesser extent its southeastern operations. Approximately $5.5 million of the decline in gross profit resulted from operations existing at March 31, 2000 that were subsequently sold or closed prior to the second quarter of 2001. In the second quarter of 2001, as a result of tight cash flows, higher costs, weakened demand for certain products and poor performance of the Company's western operations and to a lesser extent its southeastern operations, management began a comprehensive review of the Company's operations (primarily aggregate pits) or businesses for possible closure (either permanent or temporary) or reorganization. Other businesses or sites are being considered for sale. The process is on going, but to date certain aggregate pits have been shutdown, or operations have been, or will be, curtailed or suspended at certain sites. In addition, the transportation business has been closed. Capital expenditures have been dramatically curtailed, certain fixed assets have been sold and fixed assets which will no longer be used in the business or could not be identified or have been damaged or destroyed, have been written down to their realizable value or written-off. Goodwill or quarry development costs, which were associated with closed business or aggregate pits, were also written-off. At some of the closed locations, adjustments to deferred royalties were required, expense accruals for future advance minimum royalties due were recorded and related stripping costs have been written-off. Inventory at these sites, or at continuing sites, which will not be sold, is in excess of foreseeable demand or has a carrying value in excess of the market value has been written-off or reserved, as appropriate. These charges total approximately $17.0 million in the second quarter of 2001 of which $12.9 million is included in cost of products sold, $2.6 million is included in depreciation, depletion and amortization expense and $1.5 million is included in loss on disposal of assets in the accompanying Condensed Consolidated Statement of Operations. It is possible that additional write-offs may be required as management completes its review of all operations and conducts a full physical count of all fixed assets in the second half of 2001. In addition to these charges, gross profit for the quarter ended June 30, 2001 were lower than prior year due to increases in certain costs such as energy, fuel, freight and repairs and maintenance. Also, as a result of significantly curtailed capital expenditures, costs charged to operations at the quarries are higher in 2001 versus prior year.

     Selling, general and administrative expenses increased to approximately $9.7 million for the three-month period ended June 30, 2001 from approximately $7.8 million for the same period in 2000, an increase of $1.9 million, or 24.6%. This increase was due primarily to increased legal fees, professional service fees and employee related costs in addition to an increase in the allowance for doubtful accounts to reflect management's estimates of the changes in the status of the collectability of specific accounts. These increases were partially offset by reductions in selling, general and administrative costs at closed or sold operations.

     Depreciation, depletion and amortization expenses increased approximately $2.6 million or 63.2%, to $6.7 million for the three-month period ended June 30, 2001 from $4.1 million for the same period in 2000. This increase was primarily due to charges of approximately $2.6 million related to the write-off of goodwill in connection with a closed transportation business and quarry development costs associated with closed aggregate pits. This increase was partially offset by lower depreciation, depletion and amortization expenses recorded during the three-month period ended June 30, 2001 due to a net decrease in total assets as a result of asset sales.

     The Company recorded a loss on disposal of assets of approximately $1.5 million in the second quarter of 2001. This loss related primarily to the sale of assets from the Company's western operations with a net book value of approximately $2.3 million. The Company netted proceeds of approximately $0.8 million in the transaction.

     During the second quarter of 2001, the Company recorded restructuring costs of approximately $0.5 million, representing expected severance and relocation costs related to the upcoming move of the Company's corporate office from San Mateo, California to Draper, Utah.

     During the second quarter of 2001, the Company made a decision to sell its southeastern operations. As a result, an evaluation for impairment of long-lived assets was performed. Based upon this analysis, the Company determined that the fair market value of these long-lived assets was less than the carrying value. Accordingly, during the second quarter of 2001, the Company adjusted the carrying value of these assets to their estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of approximately $14.8 million. The fair market value excludes $15.0 million of potential proceeds to be placed in an escrow account as more fully described above.

     Net interest and financing expenses increased $2.8 million to $7.4 million in 2001 from $4.6 million in 2000. This increase was primarily due to higher debt levels and an increase in interest rates and financing costs associated with amendments to the Company's senior credit facility and a lower level of capitalized interest in 2001 due to a reduced level of capital projects.

     Other expenses increased to $1.0 million for the three-month period ended June 30, 2001 from $0.03 million for the same period in 2000. This increase was primarily due to charges of approximately $1.0 million for the write-off of deferred finance charges relating to a reduction in the borrowing capacity under the Company's revolving loan resulting from the Sixth Amendment to its Credit Agreement (in addition to the extraordinary charge described below) and other deferred fees related to operations that have been closed or sold.

     In connection with the various refinancings of the Company's debt, fees and costs of $2.7 million, some of which were previously capitalized, net of a tax benefit of $1.5 million, were recorded as an Extraordinary Item - Loss on Extinguishment of Debt in the second quarter of 2001.

     Net loss for the second quarter of 2001 was $31.3 million, or $2.10 per share, compared with net income of $3.1 million, or $0.21 per share, for the same quarter of 2000.

     The effective tax rates for the quarters ended June 30, 2001 and June 30, 2000 were approximately 34% and 35%, respectively.

Six Months Ended June 30, 2001 Compared to Restated Six Months Ended June 30,
2000

     Net sales for the first half of 2001 decreased by 24.7% to $103.9 million compared to $138.0 million for the first half of 2000. Sales in 2000 included sales from the Company's Alabama concrete operations sold under two separate transactions in April and December of 2000; sales from Eastern Idaho operations, which were closed and the properties and certain equipment subsequently sold in December 2000; sales from the Company's asphalt and construction operations in Nevada that were closed in November 2000; and sales from certain construction materials operations in Northern Utah sold in March 2001. Excluding sales from operations that were sold or closed in 2000 and the first half of 2001, the Company's sales increased approximately $4.7 million or 4.7% for the six-month period ended June 30, 2001 over the same period in 2000. The Company's southeastern operations recorded a net sales increase of $4.4 million (14%), and its western operations recorded a slight increase in net sales of $0.3 million. Excluding sold or closed operations, sales for the six-month period ended June 30, 2001 were approximately $103.9 million as compared to $99.2 million for the same period in 2000. Excluding the effect of sold or closed operations, aggregate sales increased $5.1 million or 17%. This change was due to an increase in aggregate tons sold and to a lesser extent an increase in average prices. Asphalt, paving and construction sales, excluding the effect of sold or closed operations, in the second half of 2001 decreased $0.9 million, or 3%, over the same period of 2000 primarily due to a decrease in third party asphalt sales; and ready-mix sales increased $1.7 million or 6% primarily due to an approximate 4% increase in prices and a slight increase in cubic yards sold. Transportation and other sales were slightly reduced from 2000 levels.

     For the six month period ended June 30, 2001, the Company reported a gross profit of approximately $1.4 million or 1.3% of net sales, compared to a gross profit of $30.6 million or 22.2% of net sales, for the same period in 2000. The decline in gross profit related primarily to the Company's western operations and to a lesser extent its southeastern operations. Approximately $6.1 million of the decline in gross profit resulted from operations existing at January 1, 2000 that were subsequently sold or closed prior to the second quarter of 2001. In the second quarter of 2001, as a result of tight cash flows, higher costs, weakened demand for certain products and poor performance of the Company's western operations and to a lesser extent its southeastern operations, management began a comprehensive review of the Company's operations (primarily aggregate pits) or businesses for possible closure (either permanent or temporary) or reorganization. Other businesses or sites are being considered for sale. The process is on going, but to date certain aggregate pits have been shutdown, or operations have been, or will be, curtailed or suspended at certain sites. In addition, the transportation business has been closed. Capital expenditures have been dramatically curtailed, certain fixed assets have been sold and fixed assets which will no longer be used in the business or could not be identified or have been damaged or destroyed, have been written down to their realizable value or written-off. Goodwill or quarry development costs, which were associated with closed business or aggregate pits, were also written-off. At some of the closed locations, adjustments to deferred royalties were required, expense accruals for future advance minimum royalties due were recorded and related stripping costs have been written-off. Inventory at these sites, or at continuing sites, which will not be sold, is in excess of foreseeable demand or has a carrying value in excess of the market value has been written-off or reserved, as appropriate. These charges total approximately $17.0 million in the second quarter of 2001 of which $12.9 million is included in cost of products sold, $2.6 million is included in depreciation, depletion and amortization expense and $1.5 million is included in loss on disposal of assets in the accompanying Condensed Consolidated Statement of Operations. It is possible that additional write-offs may be required as management completes its review of all operations and conducts a full physical count of all fixed assets in the second half of 2001. In addition to these charges, gross profit for the six months ended June 30, 2001 were lower than prior year due to increases in certain costs such as energy, fuel, freight and repairs and maintenance. Also, as a result of significantly curtailed capital expenditures, costs charged to operations at the quarries are higher in 2001 versus prior year.

     Selling, general and administrative expenses were $17.7 million for the first half of 2001 versus $16.8 million in 2000, an increase of $0.9 million or 5.7%. This increase was due to increased legal fees, professional service fees and employee related costs in addition to an increase in the allowance for doubtful accounts to reflect management's estimates of the changes in the status of the collectability of specific accounts. These increases were partially offset by reductions in selling, general and administrative costs at closed or sold operations.

     Depreciation, depletion and amortization expenses increased approximately $3.0 million or 37.0% to $11.1 million for the first half of 2001 from $8.1 million for the same period of 2000. This change was primarily due to charges of approximately $2.6 million related to the write-off of goodwill in connection with a closed transportation business and quarry development costs associated with closed aggregate pits; and depreciation, depletion and amortization expenses recorded in the first six months of 2001 for 2000 capital expenditures. This increase was partially offset by lower depreciation, depletion and amortization expenses recorded during the period due to a decrease in total assets as a result of asset sales.

     The Company recorded a loss on disposal of assets of approximately $1.5 million in the first half of 2001. This loss related primarily to the sale of assets from the Company's western operations with a net book value of approximately $2.3 million. The Company netted proceeds of approximately $0.8 million in the transaction.

     During the six-month period ended June 30, 2001, the Company recorded restructuring costs of approximately $1.7 million, representing the loss on the sale of one of the Company's operations in Idaho of $0.5 million; cash charges of $0.7 million for severance benefits to terminated employees and lease obligations relating to the closure of one of its corporate offices; and $0.5 million relating to severance and relocation costs for the upcoming move of the Company's corporate office from San Mateo, California to Draper, Utah.

     During the second quarter of 2001, the Company made a decision to sell its southeastern operations. As a result, an evaluation for impairment of long-lived assets was performed. Based upon this analysis, the Company determined that the fair market value of these long-lived assets was less than the carrying value. Accordingly, during the second quarter of 2001, the Company adjusted the carrying value of these assets to their estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of approximately $14.8 million. The fair market value excludes $15.0 million of potential proceeds to be placed in an escrow account as more fully described above.

     Net interest and financing expenses increased $6.5 million to $15.2 million in 2001 from $8.7 million in 2000. This increase was primarily due to higher debt levels and an increase in interest rates and financing costs associated with amendments to the Company's senior credit facility and a lower level of capitalized interest in 2001 due to a reduced level of capital projects.

     Other expenses increased to approximately $1.1 million for the six-month period ended June 30, 2001 from approximately $0.03 million for the same period in 2000. This increase was primarily due to charges of approximately $1.0 million for the write-off of deferred finance charges relating to a reduction in the borrowing capacity under the Company's revolving loan resulting from the Sixth Amendment to its Credit Agreement (in addition to the extraordinary charge described below) and other deferred fees related to operations that have been closed or sold.

     In connection with the various refinancings of the Company's debt, fees and costs of $2.7 million, some of which were previously capitalized, net of a tax benefit of $1.5 million, were recorded as an Extraordinary Item - Loss on Extinguishment of Debt in the second quarter of 2001.

     Net loss for the six-month period ended June 30, 2001 was $43.4 million, or $2.91 per share, compared with a net loss of $2.0 million, or $0.13 per share, for the same period of 2000.

     The effective tax rates for the six-month periods ended June 30, 2001 and June 30, 2000 were approximately 34% and 35%, respectively.

FORWARD LOOKING STATEMENTS

     Certain matters discussed in this report contain forward-looking statements and information based on management's belief as well as assumptions made by and information currently available to management. Such statements are subject to risks, uncertainties and assumptions including, among other matters, future growth in the construction industry, sale of assets, satisfactory agreements with lenders to fund its liquidity needs and general risks related to the markets in which U.S. Aggregates, Inc. operates. Should one or more of these risks materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those projected. Additional information regarding these risk factors and other uncertainties may be found in the Company's filings with the Securities and Exchange Commission.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business.

     All of the Company's borrowings under its floating rate credit facilities are subject to interest rate risk. Borrowings under its syndicated credit facility bear interest, at its option, at either the Eurodollar rate or the Alternate Base Rate, plus margin. On December 22, 2000, the Company entered into a derivative in order to fix interest rate risks on $37.0 million of its senior credit facility borrowings. Each 1.0% increase in the interest rates on the total of its floating rate debt less the hedged amount would impact pretax earnings by approximately $1.1 million.

                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

     During May 2001, three complaints were filed against the Company and certain of its officers and directors in United States District Court for the Northern District of California. The suits purport to be class actions filed on behalf of plaintiffs and others similarly situated, which allege certain violations of the federal securities laws. The complaints seek damages and other relief. The cases have been consolidated before Judge Wilken. Eugene L. Loper has been named lead plaintiff, and his choice of counsel has been approved. The Company has retained counsel and intends to vigorously defend these complaints.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Recent Sales of Unregistered Shares.  On April 18, 2001, the
          -----------------------------------
Registrant issued to Prudential Insurance, the Company's subordinated note holder, warrants to purchase 671,582 shares of the Registrant's common stock at a nominal exercise price. On April 27, 2001, the Registrant issued to GTCR Fund IV, in connection with a $2 million junior subordinated loan to the Registrant, warrants to purchase 435,469 shares of the Registrant's common stock at a nominal exercise price. The sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Registrant's Annual Meeting of Stockholders held on June 27, 2001 the following proposals were adopted by the margins indicated:

                                                          Number of Shares
                                                    ----------------------------
                                                     Voted For          Withheld
                                                     ---------          --------
1. To elect three Class II Directors to hold office until the Annual Meeting of Stockholders to be held in 2004 or until their respective successors have been elected or appointed

Morris L. Bishop, Jr.                                12,322,728          295,763
Bruce V. Rauner                                      12,221,755          397,234
Daniel W. Yih                                        12,368,000          250,489

The following directors continued in office: Franz L. Cristiani, David A. Donnini, James A. Harris, Edward A. Dougherty and Raymond R. Wingard

                                                      Number of Shares
                                        ----------------------------------------
                                        Voted For     Voted Against     Withheld
                                        ---------     -------------     --------
2. To ratify the appointment of the accounting firm of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2001

                                        12,519,985       97,704          250,489

ITEM 5.     OTHER INFORMATION

     On April 23, 2001, the Company announced a change in the annual meeting date from May 17, 2001 to June 27, 2001. In connection with such change, the record date for this meeting was changed to April 30, 2001.

     On May 25, 2001, the Company announced the resignation of Daniel Yih as interim Chief Financial Officer, Treasurer and Vice-President. On an interim basis, Stanford Springel, Chief Executive Officer, will assume the responsibility for the duties of CFO.

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

3.2*     Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1
(Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

4.1(vi)*     Fifth Amendment to Third Amended and Restated Credit Agreement
dated as of March 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

4.1(vii)*     Sixth Amendment to Third Amended and Restated Credit Agreement
dated as of April 18, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

4.1(viii)*     Seventh Amendment to Third Amended and Restated Credit Agreement
dated as of May 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 8-K, Exhibit 4.1, filed June 7, 2001)

4.7(vi)*     Amendment No. 4 to Amended and Restated Note and Warrant Purchase
Agreement dated as of April 18, 2001 by and between the Company and The Prudential Insurance Company of America (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

4.15*     Junior Subordinated Loan Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

4.16*     Warrant Agreement dated as of April 27, 2001 by and between the
Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

4.17*     Promissory Note dated as of April 27, 2001 by the Company in favor of Golder, Thoma, Cressey, Rauner Fund, IV, L.P. in the principal amount of $2,450,000 (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

10.1*     Asset Purchase Agreement, dated as of July 11, 2001, by and among SRM
Aggregates, Inc., Bradley Stone & Sand, Inc., BHY Ready Mix, Inc., Dekalb Stone, Inc., Mulberry Rock Corporation, Bama Crushed Corporation, Grove Materials Corporation, U.S. Aggregates, Inc., and Florida Rock Industries, Inc. (Preliminary Proxy Statement, Annex B, filed July 20, 2001)

* Incorporated by reference to the filing indicated

(b)     Reports on Form 8-K

     1.  On April 9, 2001 the Registrant filed a report on Form 8-K announcing
(i) its preliminary fourth quarter and full year 2000 financial results (ii) that it had restate earnings for the first three quarters of 2000; (iii) that it had reached an interim agreement with its secured lenders, and (iv) a delay in the filing of its Form 10-K for 2000 and (v) the disposition of certain of its construction materials operations in Northern Utah.

     2. On May 16, 2001 the Registrant filed a current report on Form 8-K announcing that the Registrant's Board of Directors has appointed Stanford Springel as Chief Executive Officer replacing James Harris who remains Chairman. Morris Bishop continues as President and Chief Operating Officer.

     3. On May 30, 2001 the Registrant filed a report on Form 8-K announcing that it had entered into a Seventh Amendment with its senior secured lenders.

     No other reports on Form 8-K were filed during the three months ended June 30, 2001.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    U.S. AGGREGATES, INC.



Dated:     August 14, 2001          /s/  Stanford Springel
                                    ----------------------
                                    Stanford Springel
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

3.2*     Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1
(Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

4.1(vi)*     Fifth Amendment to Third Amended and Restated Credit Agreement
dated as of March 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

4.1(vii)*     Sixth Amendment to Third Amended and Restated Credit Agreement
dated as of April 18, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

4.1(viii)*     Seventh Amendment to Third Amended and Restated Credit Agreement
dated as of May 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 8-K, Exhibit 4.1, filed June 7, 2001)

4.7(vi)*     Amendment No. 4 to Amended and Restated Note and Warrant Purchase
Agreement dated as of April 18, 2001 by and between the Company and The Prudential Insurance Company of America (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

4.15*     Junior Subordinated Loan Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16,
2001)

4.16*     Warrant Agreement dated as of April 27, 2001 by and between the
Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

4.17*     Promissory Note dated as of April 27, 2001 by the Company in favor of
Golder, Thoma, Cressey, Rauner Fund, IV, L.P. in the principal amount of $2,450,000 (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

10.1*     Asset Purchase Agreement, dated as of July 11, 2001, by and among SRM
Aggregates, Inc., Bradley Stone & Sand, Inc., BHY Ready Mix, Inc., Dekalb Stone, Inc., Mulberry Rock Corporation, Bama Crushed Corporation, Grove Materials Corporation, U.S. Aggregates, Inc., and Florida Rock Industries, Inc. (Preliminary Proxy Statement, Annex B, filed July 20, 2001)



           *  Incorporated by reference to the filing indicated