Form 10-K405/A
period 2000-12-31
U S AGGREGATES INC
filed 2001-09-07
CIK 1054422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       on
                                  FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant determined in accordance with Rule 405, based upon closing sales price for the registrant's common stock, as reported on the New York Stock Exchange, was approximately $43,552,082.

     Number of shares of registrant's common stock outstanding as of March 20, 2001 were 14,900,593.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                  INTRODUCTION

     The purpose of this amendment is to amend (i) Item 1 (Business), (ii) Item 2 (Properties), (iii) Item 3 (Legal Proceedings), (iv) Item 5 (Market for Registrant's Common Equity and Related Shareholder Matters), (v) Item 7 (Management's Discussion and Analysis), (vi) Item 10 (Directors and Executive Officers of the Registrant), (vii) Report of Independent Public Accountants,
(viii) Note 5 (Restructuring Costs), (ix) Note 9 (Long-term Debt and Capital Lease Obligations), (x) Note 15 (Commitments and Contingencies), (xi) Note 16 (Related-Party Transactions) and (xii) Note 19 (Subsequent Events).

--------------------------------------------------------------------------------


                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                  FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



                                    CONTENTS



PART  ITEM                                                                  PAGE

I        1  Business                                                           3
         2  Properties                                                         6
         3  Legal Proceedings                                                  9
         4  Submission of Matters to a Vote of Security Holders               10

II       5  Market for Registrant's Common Equity and Related
            Stockholder Matters                                               11
         6  Selected Financial Data                                           12
         7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               13
        7A  Quantitative and Qualitative Disclosures About Market Risk        20
         8  Financial Statements and Supplementary Data                       20
         9  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                               20

III     10  Directors and Executive Officers of the Registrant                21
        11  Executive Compensation                                            22
        12  Security Ownership of Certain Beneficial Owners and Management    25
        13  Certain Relationships and Related Transactions                    26

IV      14  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                          28

        --  Signatures                                                        34

                                     PART I
                                     ------


ITEM  1.     BUSINESS

     U.S. Aggregates, Inc. ("U.S. Aggregates", "USAI" or "the Company") was founded in January 1994 and is a producer of aggregates and aggregate related products. Aggregates consist of crushed stone, sand and gravel. In 2000, the Company shipped approximately 19.7 million tons of aggregates, primarily to customers in nine Southeast and Mountain states, generating net sales and loss from operations of $291.7 million and ($5.0) million, respectively. In 2000, approximately 88% of the aggregates shipped by the Company were crushed stone or sand and gravel, and approximately 12% were unprocessed material.


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

     Also as a result of the Company's dependence on the construction industry, the Company's business is seasonal with peak revenue and profits occurring primarily in the months of April through November. Bad weather conditions during this period can adversely affect operating income and cash flow and could therefore have a disproportionate impact on the Company's results for the full year. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. In the fourth quarter of 2000, poor weather conditions in Utah negatively impacted the Company's sales and profits. In Utah, our sales volume of asphalt and processed aggregates in the fourth quarter of 2000 were down 42% and 36% respectively compared to the fourth quarter of 1999. Almost all of that volume decline was due to poor weather. In Utah, our sales volume of ready mix concrete in the fourth quarter of 2000 was down 11% compared to the fourth quarter of 1999. Ready mix concrete sales were less severely impacted by weather conditions as technology enables the use of concrete in colder weather.

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

     Because of the Company's ambitious acquisition program, the Company acquired certain non-core assets over the last six years. These assets principally included ready mix and concrete block businesses which were acquired in connection with the acquisition of strategic quarry properties as well as quarry properties not critical to the Company's basic aggregates businesses. In 1994 we acquired Southern Ready Mix which owned two aggregate quarries and a concrete products company producing ready mix concrete and concrete pipe. The aggregates business expanded from the original two quarries to nine operating quarries with an additional three in the preliminary development phase. As the aggregate business expanded, many of our customers for aggregates were firms that the Company competed against in ready mix concrete. As the aggregates volumes grew, our ready mix concrete and block businesses became less important to our overall business and, because of their competition with our core customers, had a negative impact on the future growth of our aggregates business.

     In 2000, the Company outlined a plan to sell certain assets to strengthen its strategic position, reduce debt and improve liquidity. The assets the Company planned to sell included its ready mix and concrete block business in Alabama, all its ready mix concrete operations in the greater Salt Lake area (including certain quarries related to such business) as well as other non-core ready mix and concrete block business. In 2000, the Company sold its ready-mix operations in Birmingham and subsequently the remaining ready-mix concrete and concrete block operations in the Alabama market to Ready-Mix USA, Inc. The ready-mix operations in Birmingham were sold for $6.6 million in total consideration, representing a book gain of $284,000. The ready-mix and concrete block operations in the Alabama market were sold for $14.5 million in total consideration, representing a book gain of $2.2 million. Terms of the sale include the establishment of a long-term contract for the Company to provide Ready-Mix USA with aggregates for its ready-mix operations. The revenues and total assets related to the sold properties represented approximately 11% and 4%, respectively, of the Company's 2000 consolidated totals.

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

SUBSEQUENT  DEVELOPMENTS

     As a result of issues raised regarding certain financial and accounting matters affecting the Company's Western operations and upon the recommendation of the Company's auditors, the Company's Board of Directors authorized the Audit Committee to expand the scope of the year-end audit and to increase its oversight of the audit. Under the supervision of the Audit Committee, an expanded audit was conducted of the Company's operations, principally those in the Western states. As a result of the expanded audit, a number of errors, material in the aggregate, were determined to have occurred. As a result of these errors, the Company determined that it was necessary to restate the earnings for the first three quarters of 2000. For the first quarter, the Company restated its net loss of $2.6 million, or $0.17 per diluted share, to a net loss of $5.1 million, or $0.34 per diluted share. For the second quarter, the Company restated its net income of $6.8 million, or $0.45 per diluted share, to net income of $3.1 million, or $0.20 per diluted share. For the third quarter, the Company restated its net income of $5.5 million, or $0.36 per diluted share, to net income of $1.7 million, or $0.11 per diluted share. The restatements relate primarily to the reclassification of certain capitalized items to operating expenses, the recognition of certain additional operating expenses, and an increase of the reserve for self-insurance claims. As a result of the Audit Committee's review, certain members of management resigned, were put on administrative leave, or were terminated.

     With the Company's poor financial results in 2000, the Company was in default of several covenants in the Fourth Amendment to its Credit Agreement and its Amendment No. 3 to its subordinated debt facilities. The Company was in default of its financial covenants by permitting its interest coverage ratio to be less than 1.75 to 1, permitting its fixed charge coverage ratio to be less than 0.80 to 1 and permitting its leverage ratio to be greater than 5.75 to 1. In April 2001, the Company entered into amendments (the Fifth and Sixth Amendments) with its senior secured lenders which waive all existing covenant defaults, adjust future financial covenants, defer certain principal payments until March 31, 2002, provide the Company with additional liquidity on the sale of certain assets, establish monthly interest payment schedules, increase interest rates, and provide for certain fees if the debt is not refinanced by a certain date in the future. The Company also entered into an amendment with its subordinated note holder to waive existing covenant defaults and to accept deferral of interest payments through May 22, 2002 in exchange for increased interest rates, a deferred fee of $900,000 and warrants for 671,582 shares with a nominal exercise price. In connection with the amendments of the senior secured credit facility and the subordinated notes, Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), the Company's largest shareholder, has committed to loan the Company $2 million as junior subordinated debt. GTCR Fund IV will receive a deferred fee of $450,000 and warrants for 435,469 shares with a nominal exercise price in exchange for its agreement to provide the Company with the junior subordinated debt.

     In 2001, the Company continued its plan to sell certain assets to improve its strategic position, reduce debt and improve its liquidity. Effective as of March 30,2001, the Company sold certain of its operations in northern Utah to Oldcastle Materials, Inc. That transaction included the sale of the ready mix businesses in the greater Salt Lake area, a leasehold interest in one quarry, the subleasing of another and the sale of an asphalt plant. The sales proceeds were utilized to pay-down debt and certain operating leases and provided the Company with additional liquidity. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. In order to provide sufficient liquidity to fund operations, capital requirements and debt service, the Company will need to continue its plan to sell certain assets (See Liquidity and Capital Resources). In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The lease term is for a 40-year period and requires Oldcastle to pay a minimum annual royalty of $0.1 million. Royalty rates are $0.05 per ton of aggregate utilized during the first two years of the agreement, $0.10 per ton for the third through the fifth years and $0.25 per ton thereafter. The carrying value of the assets leased to Oldcastle as of June 30, 2001 was approximately $47.6 million.


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

     The following table summarizes the Company's production facilities:

                                                                   Production
                                             Estimated Reserves    Year Ended
                                             12/31/00              12/31/00
                                             (000's Tons)         (000's Tons)
Quarry Location                              (See Notes)          (See Notes)      Lease Terms

Southeast Division
------------------

Operating Plants
----------------

The Company has six aggregate
operations in Alabama located at Tarrant,
 Calera, O'Neal, Tuscumbia, Alabaster,
and Vance and one aggregate plant
located in Cleveland, TN and two             Leased   497,000
aggregate plants in Sequatchie, TN.          Owned    152,000                      Current to 40 years
                                                      -------
                                             Total    649,000            8,484

Developing Sites
-----------------

The Company has one developing quarry
in Alabama located at Calera and two
developing quarries located in Dekalb        Leased   287,000
and Mulberry, GA.                            Owned       -0-                       Current to 30 years
                                                      -------
                                             Total    287,000              -0-




Western Division
----------------

Major Aggregate Operations
--------------------------

The company has five aggregate plants
located in the Wasatch Front of Northern
Utah: Northern Salt Lake City (2),
Draper, Lehi, and Genola, Two in
Central Utah: Centerfield and Elsinor,
Three in Southern Utah: Cedar City (1)
and St. George (2), one in Las Vegas and two in Boise, Idaho: Eagle and Middleton.

Total Major Aggregate Operations                      494,000            8,942

Other small operations in Utah, Idaho                 136,000            2,271
and Arizona.                                          -------            -----

                                                      630,000           11,213
Total                                            See Notes (1)-(4)

Unzoned Reserves
----------------
                                                      54,000
Central Utah
                                                      83,000
                                                     -------
So. Utah / SE Nevada / NW Arizona
                                                     137,000

Notes:
-----

(1) Includes Beck Street Quarry in North Salt Lake City with reserves of 157 million tons leased effective March 31, 2001 to Oldcastle, Inc. for 40 years.

(2) Includes Falcon Ridge Quarry sold effective March 31, 2001 to Oldcastle, Inc. with reserves of 18 million tons.

(3) Excludes Kiegley Quarry in Genola, Utah, leased from Oldcastle, Inc. effective March 31, 2001 with reserves of 175 million tons.

(4) Sales for the year ended December 31, 2000 at major operations were 7,246 thousand tons adjusted for assets in Northern Salt Lake sold in 2001.


     The following table presents the Company's aggregate reserves by market area.

                              U.S. AGGREGATES, INC.
                        AGGREGATE RESERVES BY MARKET AREA


                                 ZONED/
                               PERMITTED  UNZONED  TOTAL
                               ---------  -------  -----
                                    (in million tons)
Alabama                              574        -    574
Eastern Tennessee                     75        -     75
Northern Utah                        362        -    362
Central Utah                         110       54    164
So. Utah/SE Nevada/NW Arizona        124       83    207
Idaho                                 34        -     34
                               ---------  -------  -----
  TOTAL                            1,279      137  1,416
                               =========  =======  =====


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


ITEM  3.     LEGAL  PROCEEDINGS

     An operating subsidiary of the Company has received a notice of violation regarding the removal and disposal of asbestos-containing insulation from two above ground asphalt storage tanks at one of the subsidiary's facilities and is the subject of several related state and federal civil and criminal investigations. The agencies involved include the Federal Environmental Protection Agency, the United States Department of Justice, the Occupational Safety and Health Administration and the Utah Department of Air Quality (DAQ). The site has been fully cleaned up under the supervision and with the approval of the Utah DAQ and costs related to the clean up have been recorded. In order to fully resolve the matter, the Company anticipates entering into settlements with the various governmental entities, which will involve the payment of fines and the establishment of certain environmental compliance procedures. The Company has accrued $300,000 for these anticipated fines.

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

     It is the opinion of management, after discussions with legal counsel, that the ultimate disposition of the claims discussed above will not have a material adverse effect on the Company's financial position or results of operations, however, an adverse judgment or settlement of certain claims could have a material adverse effect on the financial condition and operating results reported by the Company for the period in which any such adverse judgment or settlement occurs. The Company is currently unable to estimate the loss, or range of loss, that is reasonably possible related to these claims.

     From time to time, the Company and its subsidiaries have been involved in various other legal proceedings relating to it and its subsidiaries' operations and properties which, except for the proceedings described in the previous paragraph, we believe are routine in nature and incidental to the conduct of it and its subsidiaries' business. The Company and its subsidiaries' ultimate legal and financial liability with respect to these other matters cannot be estimated with certainty, but we believe, based on its examination of such matters, that none of these proceedings, if determined adversely, would have a material adverse effect on our business, financial condition or results of operations.

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

The Company's policy is to pay out a reasonable share of net cash provided by operating activities as dividends, consistent with the goal of maintaining debt ratios with prudent and generally acceptable limits. The future payment of dividends, however, is being restricted by its credit facility agreements and as such the company does not anticipate paying dividends in the foreseeable future. under its credit facility agreements the Company is prohibited from paying dividends if doing so would create an event of default, would result in the Company's leverage ratio (defined as the ratio of (a) total debt to (b) EBITDA For the four preceding fiscal quarters) being equal to or less than 3:1, or would result in a non-compliance with any of the financial covenants provide in such agreements. In addition, the company is prohibited from paying dividends on its common stock in any fiscal year in excess of 15% of consolidated income during the preceding fiscal year.

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

     Because of the Company's ambitious acquisition program, the Company acquired certain non-core assets over the last six years. These assets principally included ready mix and concrete block businesses which were acquired in connection with the acquisition of strategic quarry properties as well as quarry properties not critical to the Company's basic aggregates businesses. In 1994 we acquired Southern Ready Mix which owned two aggregate quarries and a concrete products company producing ready mix concrete and concrete pipe. The aggregates business expanded from the original two quarries to nine operating quarries with an additional three in the preliminary development phase. As the aggregate business expanded, many of our customers for aggregates were firms that the Company competed against in ready mix concrete. As the aggregates volumes grew, our ready mix concrete and block businesses became less important to our overall business and, because of their competition with our core customers, had a negative impact on the future growth of our aggregates business.

     In 2000, the Company outlined a plan to sell certain assets to strengthen its strategic position, reduce debt and improve liquidity. The assets the Company planned to sell included its ready mix and concrete block business in Alabama, all its ready mix concrete operations in the greater Salt Lake area (including certain quarries related to such business) as well as other non-core ready mix and concrete block business. In 2000, the Company sold its ready-mix operations in Birmingham and subsequently the remaining ready-mix concrete and concrete block operations in the Alabama market to Ready-Mix USA, Inc. The ready-mix operations in Birmingham were sold for $6.6 million in total consideration, representing a book gain of $284,000. The ready-mix and concrete block operations in the Alabama market were sold for $14.5 million in total consideration, representing a book gain of $2.2 million. Terms of the sale include the establishment of a long-term contract for the Company to provide Ready-Mix USA with aggregates for its ready-mix operations. The revenues and total assets related to the sold properties represented approximately 11% and 4%, respectively, of the Company's 2000 consolidated totals.

     In 2001, the Company continued its plan to sell certain assets to improve its strategic position, reduce debt and improve its liquidity. Effective as of March 30,2001, the Company sold certain of its operations in northern Utah to Oldcastle Materials, Inc. That transaction included the sale of the ready mix businesses in the greater Salt Lake area, a leasehold interest in one quarry, the subleasing of another and the sale of an asphalt plant. The sales proceeds were utilized to pay-down debt and certain operating leases and provided the Company with additional liquidity. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. In order to provide sufficient liquidity to fund operations, capital requirements and debt service, the Company will need to continue its plan to sell certain assets (See Liquidity and Capital Resources). In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The lease term is for a 40-year period and requires Oldcastle to pay a minimum annual royalty of $0.1 million. Royalty rates are $0.05 per ton of aggregate utilized during the first two years of the agreement, $0.10 per ton for the third through the fifth years and $0.25 per ton thereafter. The carrying value of the assets leased to Oldcastle as of June 30, 2001 was approximately $47.6 million. In order to provide sufficient liquidity to fund operations, capital requirements and debt service, the Company will need to continue its plan to sell certain assets (See Liquidity and Capital Resources).

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.8 million, or 5.5% from $32.0 million in 1999 to $35.8 million in 2000. This increase was primarily attributable to (i) a $1.2 million increase in bad debt expense relating to collection issues identified in 2000, (ii) $0.9 million in expense for asbestos-related clean-up costs and litigation settlement, (iii) $0.4 million in data conversion costs in connection with system integration, (iv) an increase of $0.6 million in corporate overhead primarily related to additional public company expenses as the Company was public for a full year in 2000 and an increase of $0.4 million in professional fees related to the restatement of the 2000 quarterly results and (v) an increase in expenses in the regional operating units where the Company added personnel in 1999 and 2000 to meet the increased demand for materials and services. The increase in bad debt expense relating to collection issues identified in 2000 was the outcome of a detailed analysis of the Company's accounts receivables at the end of the year. The amount of the general reserve was influenced by forecasts that predicted an overall softening of the economy in 2001 and therefore the possibility that the Company's ability to collect its receivables could be impaired versus its history. Additionally, specific reserves were increased based upon increased agings and the judgment that certain customers were unlikely to be able to remit their amounts due.

     GAIN ON DISPOSAL OF ASSETS. The Company recorded a $2.0 million gain on the two sales of the Company's ready-mix operations in Alabama in 2000.

     RESTRUCTURING CHARGES. During the fourth quarter of 2000, the Company began execution of its restructuring plan, which was comprised of four components: (i) closing an asphalt operation in Nevada; (ii) disposing of certain operations in Idaho; (iii) consolidating certain operations in Utah; and
(iv) reducing corporate overhead. In conjunction with this plan, the Company recorded an asset write-down of $1.1 million related to the decision to close certain facilities. In addition, the Company recorded $1.0 million of facility closure costs and $0.1 million of severance costs associated with the restructuring plan, resulting in a total charge of approximately $2.2 million in the fourth quarter of 2000. All of these costs have been paid as of year end. The Company determined to undertake these actions in order to eliminate unprofitable operations and to generate cash from the sale of assets and the reduction of accounts receivable and inventory. The Company determined to use the resulting cash to repay debt.

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

     At December 31, 2000, the Company has $213.5 million of long-term debt outstanding. This debt level increased from $169.6 million outstanding as of December 31, 1999. The debt is primarily used to finance working capital and capital expansion. The terms of the Company's debt agreements are discussed further below and in Note 9 to the consolidated financial statements included herein. The Company leases aggregate production sites, facilities, and equipment under operating leases with terms generally ranging from 5 to 40 years. The future minimum commitment under these leases was $124.5 million in 2000, $104.7 million in 1999 and $67.9 million in 1998. The total minimum rentals under noncancelable operating leases for the next 12 months are $14.7 million.

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

     The Company was in compliance with all existing debt covenants at December 31, 1998 and 1999. As a result of the Company's poor financial results in 2000, the Company was in default of several financial covenants pursuant to the Fourth Amendment to the senior credit facility and Amendment No. 3 to its Subordinated Note Agreement at December 31, 2000. These financial covenants include minimum Interest Coverage Ratios, minimum Fixed Charge Coverage Ratios and maximum Leverage Ratios. The following table includes the required and actual ratios for the twelve-month period ended Deceber 31, 2000:


                       Requirements pursuant  Requirements pursuant
                          to Senior Credit    to Subordinated  Note
Ratio                          Agreement            Agreement       Actual
                       ---------------------  --------------------- ------
Minimum
Interest Coverage               1.75                  1.60             1.02
Minimum
Fixed Charge Coverage            .80                   .65              .42
Maximum
Leverage                        5.75                  6.50            10.43


The Company subsequently entered into amendments (Fifth and Sixth Amendments) with its senior secured lenders which waive all existing covenant defaults, adjust future financial covenants, defer certain principal payments until March 31, 2002, modify the debt repayment schedule, establish a borrowing base on the revolver, provide the Company with additional liquidity from the sale of certain assets, establish monthly interest payment schedules, provide for increased interest rates to Alternate Base Rate plus 5.00% or Eurodollar Rate plus 6.00% , of which 2.00% is capitalized and added to principal for the period through March 31, 2002. The Sixth Amendment also provides for a fee of $1.25 million if the senior credit facility is not paid in full by March 31, 2002.


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

     None

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's directors and nominees.

Name                                        Age  Position                                 Director Since
------------------------------------------  ---  ---------------------------------------  --------------
Class II Nominees to be Elected at the Annual Meeting at the 2001 Annual Meeting
----------------------------------------------------------------------------------------
Morris L. Bishop, Jr.. . . . . . . . . . .   56  President, Chief Operating Officer and         1999 (1)
                                                 Director

Bruce V. Rauner. . . . . . . . . . . . . .   45  Director                                       1994

Daniel W. Yih. . . . . . . . . . . . . . .   42  Vice President, Chief Financial Officer,       2001 (2)
                                                 Treasurer and Director


Class III Director Whose Terms Expire At The 2002 Annual Meeting
----------------------------------------------------------------------------------------

Franz L. Cristiani . . . . . . . . . . . .   59  Director                                       2000 (3)

David A. Donnini . . . . . . . . . . . . .   35  Director                                       1994

James A. Harris. . . . . . . . . . . . . .   67  Chief Executive Officer and Chairman of        1994
                                                 the Board


Class I Directors Whose Terms Expire at the 2003 Annual Meeting
----------------------------------------------------------------------------------------

Edward A. Dougherty. . . . . . . . . . . .   43  Director                                       1997

Michael J. Stone . . . . . . . . . . . . .   57  Executive Vice President                       1994

Raymond R. Wingard . . . . . . . . . . . .   70  Director                                       1999 (4)

___________________________________
(1)  Appointed  by  the Board of Directors as a Class II director on May 1, 1999
(2) Appointed by the Board of Directors as a Class II director on February 15, 2001.
(3) Appointed by the Board of Directors as a Class III director on February 4, 2000.
(4)  Appointed  by  the  Board of Directors as a Class I director on December 9,
     1999.

     Each of the nominees, current directors and executive officers of the Company has been engaged in the principal occupations set forth below during the past five years:

     Morris L. Bishop, Jr. Mr. Bishop has been President and Chief Operating Officer of the Company since May 1997. From 1994 to 1997 he was Vice President of the Company. Prior thereto he was Vice President of Hoover, Inc. (aggregates, concrete and asphalt)

     Bruce V. Rauner. Mr. Rauner is the Managing Principal of GTCR Golder Rauner, LLC, a private equity investment company in Chicago, Illinois formed in May 1998 as a successor to Golder, Thoma, Cressey, Rauner, Inc., where he has been a Principal since 1981. Mr. Rauner is also a director of AnswerThink Consulting Group, Inc. (business technology services), Polymer Group, Inc. (engineered materials and products) and Dynacare, Inc. (clinical laboratory testing services).

     Daniel W. Yih. Mr. Yih has been a director and acting CFO of the Company since February 2001. Mr. Yih is a Principal and Portfolio Manager at GTCR Golder Rauner, LLC, a private equity investment company in Chicago, Illinois formed in May 1998 as a successor to Golder, Thoma, Cressey, Rauner, Inc. Mr. Yih is also a director of LeapSource (financial services), Esquire Communications (deposition reporting) and Starwood Hotels and Resorts (hotels), where he is Chairman of the Audit Committee. Prior to joining GTCR, Mr. Yih was a general partner at Chilmark Fund II from 1995 to 2000.

     Franz L. Cristiani. Mr. Cristiani is a retired partner of Arthur Andersen LLP. Mr. Cristiani retired in August 1999. Mr. Cristiani is also a director of MTI Technology, Inc. (diagnostic, test and measurement products).

     David A. Donnini. Mr. Donnini is a Principal of GTCR Golder Rauner, LLC, a private equity investment company in Chicago, Illinois formed in May 1998 as a successor to Golder, Thoma, Cressey, Rauner, Inc., where he has been a Principal since 1993. Mr. Donnini is a director of Polymer Group, Inc. (engineered materials and products).

     James A. Harris. Mr. Harris has been Chief Executive Officer and Chairman of the Board since January 1994. Prior thereto he was Vice President of Koppers Company, Inc. (construction materials).

     Edward A. Dougherty. Mr. Dougherty has provided consulting services to the Company since its founding in January 1994. Mr. Dougherty is an independent financial advisor.

     Michael J. Stone. Mr. Stone has been Executive Vice President and Director of the Company since January 1994. As of April 18, 2000 Mr. Stone was on administrative leave with the Company. Prior to February 2001, Mr. Stone was the Chief Financial Officer, Treasurer and Secretary of the Company.

     Raymond R. Wingard. Mr. Wingard is President of Wingard Enterprises, Inc. (consulting services and funding to early stage business ventures). Mr. Wingard is also Chairman of the Board of Cardiac Telecom Corp. (telemedicine technology). Mr. Wingard is a retired vice president of Koppers Company, Inc. (construction materials).

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
  Development, Chief
  Financial Officer,
  Treasurer, Secretary
  and Director

_______________________
(a) In May 1999, in recognition of the successful completion of the Company's southeast expansion program, Mr. Harris was awarded a bonus of $200,000, Mr. Bishop was awarded a bonus of $125,000 and Mr. Stone was awarded a bonus Of $200,000.
(b)  Options  granted  are  for  the  Company's  common  stock.
(c) Amounts reported under "All Other Compensation" consist of matching contributions made on behalf of the employee to the Company's 401(k) Retirement Plan for 1999 and 1998.

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

______________________




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
  Executive Officers as a
  Group

____________________
*   Does  not  exceed  1%  of  the  referenced  class  of  securities.

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

10.50* Letter Agreement dated as of October 28, 1999 by and between the Company and Hobart Richey (Form 10-K405 for the year ended December 31, 2000, Exhibit 10.50, filed April 18, 2001)

21.1* Subsidiaries of the Company (Form 10-K405 for the year ended December 31, 2000, Exhibit 21.1, filed April 18, 2001)


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 7, 2001.




                                       U.S. AGGREGATES, INC.


                                       /s/  James  A.  Harris
                                       ----------------------
                                       James  A.  Harris
                                       Chairman of the Board

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

     As discussed in Note 19 and subsequent to April 18, 2001, the date of our original report with respect to the matters discussed in Note 9, the Company has experienced significant operating losses and negative cash flows and has been required to enter into amendments to modify certain financial covenants under its current debt facilities. The Company is in process of selling its southeastern operations. However, if the sale transaction is not consummated or the net proceeds available to the Company fall short of expectations, the Company will need to obtain additional financing. These factors, among others, as described in Note 19, create a substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




/s/  Arthur  Andersen  LLP

San  Francisco,  California
March  21,  2001
(except with respect to the matters discussed in Note 9 as to which the date is April 18, 2001 and except with respect to the matters discussed in Note 19 as to which the date is September 5, 2001)

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

     The Company recorded restructuring charges of $2,199, of which, $1,272 relates to non-cash charges for the closure or sale of facilities or operations. Of the non-cash charge of $1,272, $1,132 related to the write down of the carrying value of property, plant and equipment, from $2,227 to $1,095, at the Idaho Falls operation. The carrying value of these assets was adjusted to the anticipated sale price less the estimated costs of sale. The remaining non-cash charges of $140 relate to the write off of leasehold improvements due to the reduction in office space at the Company's corporate offices. The cash charges of $927 relate to site closure costs and severance benefits for the 69 terminated employees, who were terminated as of December 31, 2000. The amounts have been fully paid as of December 31, 2000.

     In addition to the restructuring charges described above, the Company has recorded a non-cash charge of $2,250 related to the write-down of a portion of the inventory value at its asphalt operation in Nevada from $580 to $137, its Pocatello and Blackfoot operations in Idaho from $1,939 to $1,497 and its aggregate sites in Spanish Fork and Provo, Utah from $1,710 to $345. This charge has been recorded in costs of products sold in the Consolidated Statement of Operations.

     The Pocatello and Blackfoot operations in Idaho were sold in January 2001, the Idaho Falls, Idaho operation was sold in March 2001 and the asphalt plant and paving operation in Nevada was closed in November 2000. The Provo pit in Utah was abandoned in the fourth quarter of 2000 and the asphalt plant in Spanish Fork, Utah was to be relocated to the Company's Ekins pit in Utah in April 2001.

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
                                                                          =========  =========

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

PRUDENTIAL INSURANCE COMPANY SUBORDINATED NOTES

     In November 1996 and June 1998, USAI issued $30 million and $15 million respectively in subordinated notes (Subordinated Notes) to the Prudential Insurance Company of America (Prudential Insurance). Interest is due quarterly at a rate of 12.00 percent per annum. In addition both subordinated notes accrue interest at a rate of 2.00 percent per annum, which is not paid in cash until the maturity of these notes. Accrued interest due under this clause of the agreement, and included in other long-term liabilities on the Consolidated Balance Sheet, was $118 and $0 at December 31, 2000 and 1999, respectively.

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

     USAI is subject to various legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, it is possible that the liabilities resulting from one or more of these legal matters could have a material adverse effect on the Company's business, financial condition or results of operations. In these cases, management cannot estimate the amount of loss, or range of loss, that is reasonably possible for these matters.


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


19.  SUBSEQUENT  EVENTS  (UNAUDITED)

     The Company has experienced a substantial loss of $43,413 for the six month period ended June 30, 2001 and has used $20,337 of cash in operations for the same period. These results are substantially less favorable than management's earlier forecasts prepared in April 2001. Since April 18, 2001 the Company has been required to twice amend its debt agreements to provide additional liquidity and obtain a waiver for noncompliance with certain financial and nonfinancial covenants.

     The Company has entered into a definitive agreement to sell its southeastern operations. Consummation of the agreement is subject to shareholder approval. The ability of the Company to continue its remaining business is dependent upon consummation of the transaction and upon reaching a satisfactory agreement with its lenders regarding the allocation between the lenders and the Company of the proceeds to be received from the sale. There is no assurance that the transaction will be consummated or that the Company will be able to negotiate such an agreement with its lenders.

     In the event the sale transaction is not consummated or the net proceeds from the transaction fall short of expectations, the Company will need to obtain additional sources of financing which may involve the sale of additional assets. There is no assurance that such financing will be available or, if available, on terms favorable to the Company. If the Company is unable to obtain such additional financing, there would be a material adverse effect on the Company's business, financial condition and results of operations.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The above matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

10.50* Letter Agreement dated as of October 28, 1999 by and between the Company and Hobart Richey (Form 10-K405 for the year ended December 31, 2000, Exhibit 10.50, filed April 18, 2001)

21.1* Subsidiaries of the Company (Form 10-K405 for the year ended December 31, 2000, Exhibit 21.1, filed April 18, 2001)


23.1           Consent of Arthur Andersen LLP

*  Incorporated by reference to the filing indicated.