Form 10-Q/A
period 2001-03-31
U S AGGREGATES INC
filed 2001-09-07
CIK 1054422

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

                               OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

             Commission File Number     001-15217
                                    ----------------


                     U.S. AGGREGATES, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

             Delaware                            57-0990958
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


              400 South El Camino Real, Suite 500,
                  San Mateo, California     94402
     -----------------------------------------------------
     (Address, of principal executive offices)  (Zip Code)

                         (650) 685-4880
      ----------------------------------------------------
      (Registrant's telephone number, including area code)


                              None
 ---------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            Class            Shares outstanding as of April 30, 2001
---------------------------- ---------------------------------------
Common stock, $.01 par value          14,900,593

                                  INTRODUCTION

     The purpose of this amendment is to amend (i) Note 2 (Risk Factors), (ii)
Note 3 (Long-Term Debt), (iii) Note 10 (Sale of Northern Utah Assets), (iv) Note 11 (Litigation), (v) the Introduction and the Liquidity and Capital Resources section of the Management Discussion and Analysis and (vi) Item 1 (Legal Proceedings).

--------------------------------------------------------------------------------





                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2001



                                    CONTENTS


PART I.     FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

     Item 1.     Financial Statements
                      Condensed Consolidated Balance Sheets                    3
                      Condensed Consolidated Statements of Operations          4
                      Condensed Consolidated Statements of Cash Flows          5
                      Notes to Condensed Consolidated Financial Statements     6

     Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of Operations           11


     Item 3.     Quantitative and Qualitative Disclosures About Market Risk   14


PART II.     OTHER INFORMATION

     Item 1.     Legal Proceedings                                            15

     Item 5.     Other Information                                            15

     Item 6.     Exhibits and Reports on Form 8-K                             15


SIGNATURES                                                                    17


EXHIBIT INDEX                                                                 18

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

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     Organization and Basis of Presentation


     Founded in 1994, U.S. Aggregates, Inc. ("USAI" or the "Company") is a producer of aggregates. Aggregates consist of crushed stone, sand and gravel. The Company's products are used primarily for construction and maintenance of highways, other infrastructure projects, and for commercial and residential construction. USAI serves local markets in nine states in two regions of the United States, the Mountain states and the Southeast.


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

     The Company believes that its internally generated cash flow, including the net proceeds from sales of assets, and borrowings under existing credit facilities is sufficient to meet short-term liquidity requirements necessary to fund operations, capital requirements and debt service. To the extent the Company is not able to achieve certain asset sales or the net proceeds from these asset sales fall short of expectations, the Company may need to obtain
additional sources of financing.   There can be no assurance that such financing
will be available or, if available, on terms favorable to the Company. If the Company is unable to obtain such additional financing, there could be a material adverse effect on the Company's business, financial condition and results of operation. In the longer term, the Company's ability to maintain sufficient liquidity is dependent upon achieving and maintaining profitable operations, restructuring or refinancing its debt, selling additional non-strategic assets to reduce debt, conversion of debt to equity or raising additional equity. There is no assurance that the Company will be able to achieve any of the foregoing.



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


     On May 30, 2001, the Company entered into a Seventh Amendment to its Credit Agreement with its existing senior secured lenders to provide $6.0 million of
additional liquidity to the Company.    The Company borrowed the $6.0 million
available under the agreement during the quarter ended June 30, 2001. This agreement was subsequently supplemented and currently provides for an interest rate of Alternate Base Rate plus 7.00%, a success fee of $1.15 million is payable upon the earlier of September 28, 2001 or the consummation of the sale of certain assets. An amendment fee of 25 basis points, or approximately $0.4 million is payable upon the earlier of September 30, 2001 (expiration of this short-term agreement) or the consummation of certain asset sales.

     Based upon the above amendments, the Company has reduced its scheduled debt repayment for the next 12 months from $35.4 million at March 31, 2001 to $14.2 million (including the $6.0 million borrowed under the Seventh Amendment). In addition, the Company is required to pay fees to its senior secured lenders in the sum of $1.15 million and $0.4 million on the earlier of September 28, 2001 and September 30, 2001, respectively, or the consummation of certain asset sales. The Sixth Amendment of the Company's senior secured credit facility also provides for a fee of $1.25 million if the senior secured credit facility is not paid in full by March 31, 2002.



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



11.     New Litigation


     During May 2001, three complaints were filed against the Company and certain of its offers and directors in the United States District Court for the Northern District of California. The suits purport to be class actions filed on behalf of the plaintiffs and others similarly situated, which allege certain violations of the federal securities laws, including violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints allege that the Company's press releases relating to its 2000 financial statements were false and misleading. The complaints seek unspecified damages and other relief. These cases have been consolidated before Judge Wilken. Eugene L. Loper has been name lead plaintiff, and his choice of counsel has been approved. The Company has retained counsel and intends to vigorously defend these complaints.

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


     On May 30, 2001, the Company entered into a Seventh Amendment to its Credit Agreement with its existing senior secured lenders to provide $6.0 million of
additional liquidity to the Company.    The Company borrowed the $6.0 million
available under the agreement during the quarter ended June 30, 2001. This agreement was subsequently supplemented and currently provides for an interest rate of Alternate Base Rate plus 7.00%, a success fee of $1.15 million is payable upon the earlier of September 28, 2001 or the consummation of the sale of certain assets. An amendment fee of 25 basis points, or approximately $0.4 million is payable upon the earlier of September 30, 2001 (expiration of this short-term agreement) or the consummation of certain asset sales.

     Based upon the above amendments, the Company has reduced its scheduled debt repayment for the next 12 months from $35.4 million at March 31, 2001 to $14.2 million (including the $6.0 million borrowed under the Seventh Amendment). In addition, the Company is required to pay fees to its senior secured lenders in the sum of $1.15 million and $0.4 million on the earlier of September 28, 2001 and September 30, 2001, respectively, or the consummation of certain asset sales. The Sixth Amendment of the Company's senior secured credit facility also provides for a fee of $1.25 million if the senior secured credit facility is not paid in full by March 31, 2002.

     The Company believes that its internally generated cash flow, including the net proceeds from sales of assets, and borrowings under existing credit facilities is sufficient to meet short-term liquidity requirements necessary to fund operations, capital requirements and debt service. To the extent the Company is not able to achieve certain asset sales or the net proceeds from these asset sales fall short of expectations, the Company may need to obtain
additional sources of financing.   There can be no assurance that such financing
will be available or, if available, on terms favorable to the Company. If the Company is unable to obtain such additional financing, there could be a material adverse effect on the Company's business, financial condition and results of operation. In the longer term, the Company's ability to maintain sufficient liquidity is dependent upon achieving and maintaining profitable operations, restructuring or refinancing its debt, selling additional non-strategic assets to reduce debt, conversion of debt to equity or raising additional equity. There is no assurance that the Company will be able to achieve any of the foregoing.

     In addition the following could negatively impact the Company's short-term and/or long-term liquidity.

1. A material rise in the price or a material decrease in the availability of oil could adversely affect operating results. The cost of asphalt is correlated to the price of oil. Any increase in the price of oil might result in the Company's customers using less asphalt. A material increase in the price of oil could also lead to higher gasoline costs, which could increase the Company's operating costs. These increases may not be accepted by customers in the form of higher prices and thereby negatively impact liquidity of the Company.

2. The Company markets its aggregates products to customers in a variety of industries, including public infrastructure, commercial and residential construction; asphaltic concrete, ready-mix concrete, concrete blocks and concrete pipes; and railroads. A substantial amount of aggregate products is used in publicly funded projects. A decrease or delay in government funding of highway construction and maintenance or other infrastructure projects could reduce sales and profits and negatively impact liquidity of the Company.

3. Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of relevant laws and regulations. Risk of environmental liability is inherent in the operation of the Company's business. As a result, it is possible that environmental liabilities will have a material adverse effect on the Company in the future and thereby negatively impact liquidity of the Company

4. The Company's business is seasonal with peak revenue and profits occurring primarily in the months of April through November. Bad weather conditions during this period could adversely affect operating income and cash flow and could therefore have a disproportionate impact on the Company's results for the full year. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future.

5. A majority of the Company's revenues are from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. In addition, since operations occur in a variety of local geographic markets, the Company's business is subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where the Company has operations, including any downturns in the construction industry, could have a material adverse effect on the Company's business, financial condition and results of operations.

6. The Company's operations are subject to and affected by federal, state and local laws and regulations including such matters as land usage, street and highway usage, noise level and health, safety and environmental matters. In many instances, various permits are required. Although management believes that the Company is in compliance with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with regulatory requirements.



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

                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


     In April 2000, an operating subsidiary of the Company received a notice of Violation regarding the removal and disposal of asbestos-containing insulation from two above ground asphalt storage tanks at one of the subsidiary's facilities and is the subject of several related state and federal civil and criminal investigations. The agencies involved include the Federal Environmental Protection Agency, the United States Department of Justice, the Occupational Safety and Health Administration and the Utah Department of Air Quality (DAQ).The site has been fully cleaned up under the supervision and with the approval of the Utah DAQ and costs related to the clean up have been recorded. In order to fully resolve the matter, the Company anticipates entering into settlements with the various governmental entities, which will involve the payment of fines and the establishment of certain environmental compliance procedures. The Company has accrued for these anticipated fines.

     In April 2001, the Company was served with a Civil
Investigation Demand appending interrogatories and requests for the production of documents requested in connection with an antitrust investigation by the Utah Attorney General's Office related to the sale of asphalt, aggregate, ready-mix concrete, concrete block and related products and services. The Company has supplied the requested information to the satisfaction of the Utah Attorney General's Office and will continue to cooperate fully in the course of the investigation. The Company believes there is no merit to this investigation.

     During May 2001, three complaints were filed against the Company and certain of its offers and directors in the United States District Court for the Northern District of California. The suits purport to be class actions filed on behalf of the plaintiffs and others similarly situated, which allege certain violations of the federal securities laws, including violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints allege that the Company's press releases relating to its 2000 financial statements were false and misleading. The complaints seek unspecified damages and other relief. These cases have been consolidated before Judge Wilken. Eugene L. Loper has been name lead plaintiff, and his choice of counsel has been approved. The Company has retained counsel and intends to vigorously defend these complaints.


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

3.2*     Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1
(Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

4.1(vi)*     Fifth Amendment to Third Amended and Restated Credit Agreement
dated as of March 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

4.1(vii)*     Sixth Amendment to Third Amended and Restated Credit Agreement
dated as of April 18, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vii), filed May 16, 2001)

4.7(vi)*     Amendment No. 4 to Amended and Restated Note and Warrant Purchase
Agreement dated as of April 18, 2001 by and between the Company and The Prudential Insurance Company of America. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.7(vi), filed May 16, 2001)

4.15*     Junior Subordinated Loan Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.15, filed May 16,
2001)

4.16*     Warrant Agreement dated as of April 27, 2001 by and between the
Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.16, filed May 16, 2001)

4.17*     Promissory Note dated as of April 27, 2001 by the Company in favor of Golder, Thoma, Cressey, Rauner Fund, IV, L.P. in the principal amount of $2,450,000. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.17, filed May 16, 2001)




* Incorporated by reference to the filing indicated


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




                                        U.S. AGGREGATES, INC.




Dated:     September 7, 2001            /s/  James A. Harris
                                        ---------------------
                                        James A. Harris
                                        Chairman of the Board

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

3.2*     Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1
(Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)


4.1(vi)*     Fifth Amendment to Third Amended and Restated Credit Agreement
dated as of March 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)

4.1(vii)*     Sixth Amendment to Third Amended and Restated Credit Agreement
dated as of April 18, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vii), filed May 16, 2001)

4.7(vi)*     Amendment No. 4 to Amended and Restated Note and Warrant Purchase
Agreement dated as of April 18, 2001by and between the Company and The Prudential Insurance Company of America. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.7(vi), filed May 16, 2001)

4.15*     Junior Subordinated Loan Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.15, filed May 16, 2001)

4.16*     Warrant Agreement dated as of April 27, 2001 by and between the
Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.16, filed May 16, 2001)

4.17*     Promissory Note dated as of April 27, 2001 by the Company in favor of
Golder, Thoma, Cressey, Rauner Fund, IV, L.P. in the principal amount of $2,450,000. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.17, filed May 16, 2001)




           *  Incorporated by reference to the filing indicated