Form 10-Q/A
period 2001-06-30
U S AGGREGATES INC
filed 2001-09-07
CIK 1054422

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
              -----------------------------------------------------
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

                              Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


               Class                Shares  outstanding  as  of  July  31,  2001
--------------------------------    --------------------------------------------
Common  stock,  $.01  par  value                     14,900,593

                                  INTRODUCTION

     The purpose of this amendment is to amend (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Cash Flows, (iii) Note 2 (Risk Factors), (iv) Note 3 (Long-Term Debt), (v) Note 6 (Assets Held for Sale and Asset Impairment Charges), (vi) Note 7 (Sale of Southeastern Operations),
(vii) Note 12 (Sale of Northern Utah Asset, (viii) Note 13 (Litigation),
(ix) the Management Discussion and Analysis, (x) Item 1 (Legal Proceedings),
(xi) Item 6 (Exhibits and Reports on Form 8-K) and (xii) Exhibit Index.

________________________________________________________________________________





                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A
                       FOR THE QUARTER ENDED JUNE 30, 2001




                                    CONTENTS


PART I.     FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

     Item 1.     Financial Statements
                      Condensed Consolidated Balance Sheets                   3
                      Condensed Consolidated Statements of Operations         4
                      Condensed Consolidated Statements of Cash Flows         5
                      Notes to Condensed Consolidated Financial Statements    6


     Item 2.     Management's Discussion and Analysis
                    of Financial Condition and Results of Operations         15

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk  22


PART II.     OTHER INFORMATION

     Item 1.     Legal Proceedings                                           23
     Item 2.     Changes in Securities and Use of Proceeds                   23
     Item 4.     Submission of Matters to a Vote of Security Holders         24
     Item 5.     Other Information                                           24
     Item 6.     Exhibits and Reports on Form 8-K                            24


SIGNATURES                                                                   26


EXHIBIT INDEX                                                                27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS




                                 U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share amounts)



                                                                               JUNE 30,    DECEMBER 31,
                                                                                 2001          2000
                                                                              ----------  --------------
                                                                              (UNAUDITED)
                                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $   7,366   $       5,021
  Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . .     36,141          34,860
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,334          29,795
  Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .     91,288          23,880
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .      5,493           7,357
                                                                              ----------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .    159,622         100,913
                                                                              ----------  --------------

PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . . . . . . . . . .    242,564         333,901
Less: Accumulated depreciation and depletion . . . . . . . . . . . . . . . .    (36,893)        (41,835)
                                                                              ----------  --------------
      Net property, plant and equipment. . . . . . . . . . . . . . . . . . .    205,671         292,066
                                                                              ----------  --------------

INTANGIBLE ASSETS, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,262          18,823

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,400          15,404
                                                                              ----------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 373,955   $     427,206
                                                                              ==========  ==============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  75,058   $      64,850

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion . . . .    190,641         190,673
DEFERRED INCOME TAXES, net . . . . . . . . . . . . . . . . . . . . . . . . .     24,370          47,377
OTHER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,801             330
                                                                              ----------  --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .    291,870         303,230
                                                                              ----------  --------------

MINORITY INTEREST, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         11              11
                                                                              ----------  --------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    14,908,222 shares outstanding, including 7,629 shares of treasury stock.        149             149
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    125,219         123,648
  Notes receivable from sale of stock. . . . . . . . . . . . . . . . . . . .     (1,292)         (1,243)
  Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . . .         (2)             (2)
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . .    (42,000)          1,413
                                                                              ----------  --------------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .     82,074         123,965
                                                                              ----------  --------------

      Total liabilities, minority interest and shareholders' equity. . . . .  $ 373,955   $     427,206
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


                                U.S. AGGREGATES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                 --------------------
                                                                                   2001       2000
                                                                                 ---------  ---------
                                                                                     (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .  $(20,337)  $(14,086)
                                                                                 ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment. . . . . . . . . . . . . . . . . .    (3,391)   (22,773)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . . . . . . . . .    25,845      4,836
                                                                                 ---------  ---------
          Net cash provided by (used in) investing activities . . . . . . . . .    22,454    (17,937)
                                                                                 ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .   (26,079)   (17,364)
  New borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27,400     50,500
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -       (894)
  Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,093)    (1,965)
                                                                                 ---------  ---------
          Net cash provided by financing activities . . . . . . . . . . . . . .       228     30,277
                                                                                 ---------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .     2,345     (1,746)

CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . . . . . . . . .     5,021      4,478
                                                                                 ---------  ---------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . . . . . . . .  $  7,366   $  2,732
                                                                                 =========  =========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,816   $  9,497
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       298        672
NON-CASH TRANSACTIONS:
  Value assigned to warrants. . . . . . . . . . . . . . . . . . . . . . . . . .     1,571          -
  Addition of equipment acquisition agreements. . . . . . . . . . . . . . . . .    11,738          -
  Dividends declared but not paid . . . . . . . . . . . . . . . . . . . . . . .         -        447
  Addition of capital lease obligations . . . . . . . . . . . . . . . . . . . .         -     14,224
  Termination of capital lease obligation . . . . . . . . . . . . . . . . . . .       520          -
  Net inventory sold as part of sale of Northern Utah assets. . . . . . . . . .     1,416          -
  Net other assets sold as part of sale of Northern Utah assets . . . . . . . .       223          -
  Debt assumed by buyers as part of sale of Northern Utah assets. . . . . . . .     1,849          -
  Transfer of assets held for sale as part of the sale of Northern Utah Assets.    22,381          -





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


     In the second quarter of 2001, as a result of tight cash flows, higher costs, weakened demand for certain products and poor performance of the Company's western operations and to a lesser extent its southeastern operations, management began a comprehensive review of the Company's operations (primarily aggregate pits) or businesses for possible closure (either permanent or temporary) or reorganization. Other businesses or sites are being considered for sale. The process is on going, but to date certain aggregate pits have been shutdown, or operations have been, or will be, curtailed or suspended at certain sites. In addition, the transportation business has been closed. Capital expenditures have been dramatically curtailed, certain fixed assets have been sold and fixed assets which will no longer be used in the business or could not be identified or have been damaged or destroyed, have been written down to their realizable value or written-off. Goodwill or quarry development costs, which were associated with a closed business or aggregate pits, were also written-off. At some of the closed locations, adjustments to deferred royalties were required, expense accruals for future minimum royalties due were recorded and related stripping costs were written-off. Inventory at these sites, or at continuing sites, which will not be sold, is in excess of foreseeable demand or has a carrying value in excess of the market value has been written-off or reserved, as appropriate. These charges total approximately $17.0 million in the second quarter of 2001 of which $12.9 million is included in cost of products sold, $2.6 million is included in depreciation, depletion and amortization expense and $1.5 million is included in loss on disposal of assets in the accompanying Condensed Consolidated Statement of Operations. It is possible that additional write-offs may be required as management completes its review of all operations and conducts a full physical count of all fixed assets in the second half of 2001. The following table sets forth a summary of the charges taken during the second quarter (in millions):


Closed transportation business, primarily goodwill . . . .  $ 1.7
Quarry development related to closed leased quarries . . .    1.0
Deferred royalties related to closed leased quarries . . .    0.5
Future minimum royalties related to closed leased quarries    0.5
Deferred stripping costs . . . . . . . . . . . . . . . . .    0.5
Loss on sale of assets . . . . . . . . . . . . . . . . . .    1.5
Inventory writedowns . . . . . . . . . . . . . . . . . . .    5.6
Fixed asset write-offs . . . . . . . . . . . . . . . . . .    5.0
Prepaid expense adjustments. . . . . . . . . . . . . . . .    0.7
                                                            -----
                                                            $17.0
                                                            =====

     In addition to the above charges, in the second quarter of 2001 the Company also recorded a restructuring charge of $0.5 million related to the relocation of its corporate office as described in Note 5, an asset impairment charge of $14.8 million related to the decision to sell its southeastern operations as described in Note 6, a $1.0 million charge to write-off deferred financing charges as described in Note 3 and an extraordinary loss on extinguishments of debt as described in Note 3.



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
                                                          ==========  ==============


     On April 18, 2001, the Company entered into a Sixth Amendment to its senior secured credit facility ("Credit Agreement") which waived all existing covenant defaults, adjusted future financial covenants, deferred certain principal payments until March 31, 2002, modified the debt repayment schedule, established a borrowing base on the revolving loan up to a maximum of $35 million, provided the Company with additional liquidity from the sale of certain assets, established monthly interest payment schedules and provided for increased interest rates to an Alternate Base Rate plus 5.00% or Eurodollar Rate plus 6.00%, of which 2.00% is capitalized and added to principal for the period through March 31, 2002. The Sixth Amendment also provides for a fee of $1.25 million if the Credit Agreement is not paid in full by March
31, 2002.  This fee is being accrued over a 12-month period.


     On April 18, 2001, the Company also entered into an amendment with its subordinated note holder to waive existing covenant defaults and to accept deferral of interest payments through May 22, 2002 in exchange for a 2.00% increase in interest rates, a deferred fee of $0.9 million and warrants for 671,582 shares with a nominal exercise price.


     In connection with the amendments of the Credit Agreement and the subordinated notes, an agreement was entered into with GTCR Fund IV, the Company's majority shareholder, to loan the Company $2 million of junior subordinated debt at an interest rate of 18.00%. The junior subordinated debt does not mature until 120 days after senior secured facilities and subordinated notes are paid in full. GTCR Fund IV will receive a deferred fee of $0.45 million and received warrants for 435,469 shares with a nominal exercise price in exchange for its agreement to provide the Company with the junior subordinated debt. This loan was funded on April 30, 2001.


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


     On August 14, 2001, the Company entered into an Eighth Amendment to its Credit Agreement with its existing senior secured lenders pursuant to which the Company received waivers of non-compliance with certain financial and non-financial covenants under the senior secured credit facility. Prior to the amendment the Company was not in compliance with a financial covenant under the Sixth Amendment to its Credit Agreement that requires a minimum EBITDA (defined as net income before minority interests, interest expense, income tax expense, depreciation, depletion and amortization and non-cash restructuring charges incurred in connection with business closures and asset dispositions) of $5.5 million for the quarter ending June 30, 2001. The actual EBITDA for this quarter was a loss of $28.0 million. The Company was also in default under the Seventh Amendment to its Credit Agreement in that it did not repay the principal and capitalized interest due on its Term C loan by July 31, 2001. This Eighth Amendment also provides $3.0 million of additional liquidity to the Company at an interest rate of a base rate plus 7% and provides for a fee of $0.125 million. Such fee is deferred until the earlier of September 28, 2001 or the consummation of the sale of its southeastern operations as described in Note 7. Sale of Southeastern Operations. Amounts borrowed under the agreement are due on the earlier of September 30, 2001 or the consummation of the sale of the southeastern operations. The effectiveness of the Eighth Amendment is subject to certain conditions including receipt by the Company of definitive documentation of a forbearance agreement referred to in the next paragraph. The Eighth Amendment
became effective on September 5, 2001.   In addition, on August 14, 2001, the
Company received waivers of non-compliance with certain substantially equivalent financial covenants under the subordinated notes.

     In September 2000 the Company's southeastern operations entered into three equipment acquisition agreement commitments with a financial institution, which provide for the financing of certain construction projects totaling approximately $13.7 million. As of June 30, 2001, the financial institution has funded approximately $11.7 million under such commitments. Upon completion, the projects are to be converted to either operating leases or capital leases, at the Company's option. Such amounts are included in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2001 as a current liability. Two of these projects provided for a completion date of May 31, 2001, which was not achieved and has resulted in an event of default under such agreements and cross defaults under certain of the Company's other debt agreements. The Company had requested waivers of the defaults under such agreements as well as extensions of time periods necessary to complete such projects. The financial institution has agreed in principal to enter into a forbearance agreement, subject to definitive documentation, with the Company which would i) waive all defaults under such agreements and ii) provide an extension of the completion dates of such projects to September 30, 2001, provided that amounts funded under such agreements as well as other amounts outstanding under either operating or capital leases with the Company's southeastern operations are paid off upon the sale of the Company's southeastern operations. The Company signed the final documentation for that forbearance agreement on August 23, 2001 and it became effective on September 4, 2001.


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


6.     Assets Held for Sale and Asset Impairment Charges


     During the second quarter of 2001, the Company made a decision to sell its southeastern operations. As a result, an evaluation for impairment of long-lived assets was performed. Based upon this analysis, the Company determined that the fair market value of these long-lived assets was less than the carrying value. Accordingly, during the second quarter of 2001, the Company adjusted the carrying value of these assets to their estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $14.8 million. The fair market value excludes $15.0 million of potential proceeds to be placed in an escrow account as more fully described in Note 7. Sale of Southeastern Operations. These assets (excluding accounts receivable, inventory and other current assets) totaling $91.3 million have been classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet at June 30, 2001.



7.     Sale of Southeastern Operations


     On July 11, 2001, the Company entered into a definitive agreement to sell its southeastern operations to Florida Rock Industries, Inc. (the "Buyer"). The sale is subject to approval by the Company's shareholders, which is assured as a result of a shareholders agreement between the Buyer and the majority shareholder of the Company, and the waiver or expiration of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has occurred, as well as other customary closing conditions. The aggregate purchase price to be received by the Company on the closing will be equal to $150 million plus or minus a working capital adjustment to be determined at closing, less approximately $30 million to cover certain liabilities assumed by Buyer or the payment of such liabilities, and less $15 million to be placed in an escrow account to be released upon the receipt of certain third-party waivers. There is no assurance that such waivers will be obtained.


     The Company will recognize a taxable gain on the sale of these assets, which will result in corporate federal tax. However, the Company estimates that the gain will be largely offset by losses available to the Company.


     Following consummation of the sale of the southeastern operations, the Company will continue to have a significant amount of debt. The Company estimates, subject to negotiations with the lenders under its senior secured credit facilities, that it will be able to repay at closing from proceeds received from the transaction approximately $79.2 million of the principal and interest owing under its senior secured credit facilities. Assuming repayment of $79.2 million, as of June 30, 2001, the remaining principal and interest owing under the Company's senior credit facilities would total approximately $74.9 million. In addition, following the consummation of the transaction, assuming occurrence as of June 30, 2001, the Company would continue to owe $60.7 million consisting of principal and interest, under its subordinated and other debt obligations, excluding obligations of the southeastern operations which will be repaid from proceeds of the sale. The Company's ability to continue to operate its remaining businesses is dependent upon the consummation of the southeastern sale transaction and upon reaching a satisfactory agreement with its lenders regarding the allocation between such lenders and the Company of the proceeds to be received upon consummation of the transaction. While there is no assurance, the Company believes that it will be able to negotiate such an agreement.

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



13.     Litigation


     During May 2001, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California. The suits purport to be class actions filed on behalf of the plaintiffs and others similarly situated, which allege certain violations of the federal securities laws, including violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints allege that the Company's press releases relating to its 2000 financial statements were false and misleading. The complaints seek unspecified damages and other relief. These cases have been consolidated before Judge Wilken. Eugene L. Loper has been named lead plaintiff, and his choice of counsel has been approved. The Company has retained counsel and intends to vigorously defend these complaints.

     In May 2001, the Company terminated the employment of two senior executives. The executives have asserted claims for severance against the Company, aggregating approximately $950,000 and other unspecified damages. The Company has denied the claims.

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

     Results of the Company's operations have declined over the last several quarters, which has negatively impacted the Company's liquidity. As more fully described herein, the ability of the Company to maintain sufficient short-term liquidity is dependent upon the Company's ability to obtain additional loans from its senior secured lenders, consummate the sale of the southeastern operations and negotiate a satisfactory arrangement with its current senior secured lenders on sharing proceeds from such sale. In the longer term, as more fully discussed below, the Company's ability to maintain sufficient liquidity is dependent upon achieving and maintaining profitable operations, restructuring or refinancing its debt, selling additional non-strategic assets to reduce debt, conversion of debt to equity or raising additional equity. There is no assurance that the Company will be able to achieve any of the foregoing.


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


     The Company has significant repayment obligations under its senior credit facility and subordinated notes over the next 12 months. The Company's senior secured credit facility requires it to repay $6.0 million plus any borrowings under the Eighth Amendment, as described below, on the earlier of September 30, 2001 or the consummation of the sale of the southeastern operations. In addition, the Company is obligated to pay fees to its senior secured lenders in the sum of $1.15 million and $0.4 million on the earlier of September 28, 2001 and September 30, 2001, respectively, or the consummation of the sale of the southeastern operations. Under the senior credit facility, the Company is also required to repay principal in the amount of $2.0 million, together with any capitalized interest, $6.0 million and $2.2 million payable on March 31, 2002, April 15, 2002 and June 30, 2002, respectively. The Sixth Amendment of the Company's senior secured credit facility also provides for a fee of $1.25 million if the senior secured credit facility is not paid in full by March 31, 2002. Capitalized interest estimated to be $7.9 million and a fee of $0.9 million are due and payable on April 18, 2002 to the Company's subordinated note holder. In addition, the Company will make principal payments of $5.2 million on its other debt over the next 12 months.


     In late July 2001 the Company repaid $0.5 million under its revolving credit agreement and subsequently issued its surety a $0.5 million letter of credit as collateral for the issuance of up to $5 million of surety bonds supporting the construction activities of its western operations.


     On July 11, 2001, the Company entered into a definitive agreement to sell its southeastern operations to Florida Rock Industries, Inc. (the "Buyer"). The sale is subject to approval by the Company's shareholders, which is assured as a result of a shareholders agreement between the Buyer and the majority shareholder of the Company, and the waiver or expiration of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has occurred, as well as other customary closing conditions. The aggregate purchase price to be received by the Company on the closing will be equal to $150 million plus or minus a working capital adjustment to be determined at closing, less approximately $30 million to cover certain liabilities assumed by Buyer or the payment of such liabilities, and less $15 million to be placed in an escrow account to be released upon the receipt of certain third-party waivers. There is no assurance that such waivers will be obtained.


     The Company will recognize a taxable gain on the sale of these assets, which will result in corporate federal tax. However, the Company estimates that the gain will be largely offset by losses available to the Company.


     Following consummation of the sale of the southeastern operations, the Company will continue to have a significant amount of debt. The Company estimates, subject to negotiations with the lenders under its senior secured credit facilities, that it will be able to repay at closing from proceeds received from the transaction approximately $79.2 million of the principal and interest owing under its senior secured credit facilities. Assuming repayment of $79.2 million, as of June 30, 2001, the remaining principal and interest owing under the Company's senior credit facilities would total approximately $74.9 million. In addition, following the consummation of the transaction, assuming occurrence as of June 30, 2001, the Company would continue to owe $60.7 million consisting of principal and interest under its subordinated and other debt obligations, excluding obligations of the southeastern operations which will be repaid from proceeds of the sale. The Company's ability to continue to operate its remaining businesses is dependent upon the consummation of the southeastern sale transaction and upon reaching a satisfactory agreement with its lenders regarding the allocation between such lenders and the Company of the proceeds to be received upon consummation of the transaction. While there is no assurance, the Company believes that it will be able to negotiate such an agreement.


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


     On August 14, 2001, the Company entered into an Eighth Amendment to its senior secured credit facility ("Credit Agreement") with its existing senior secured lenders pursuant to which the Company received waivers of non-compliance with certain financial and non-financial covenants under the senior secured credit facility. Prior to the amendment the Company was not in compliance with a financial covenant under the Sixth Amendment to its Credit Agreement that requires a minimum EBITDA (defined as net income before minority interests, interest expense, income tax expense, depreciation, depletion and amortization and non-cash restructuring charges incurred in connection with business closures and asset dispositions) of $5.5 million for the quarter ending June 30, 2001. The actual EBITDA for this quarter was a loss of $28.0 million. The Company was also in default under the Seventh Amendment to its Credit Agreement in that it did not repay the principal and capitalized interest due on its Term C loan by July 31, 2001. This Eighth Amendment also provides $3.0 million of additional liquidity to the Company at an interest rate of a base rate plus 7% and provides for a fee of $0.125 million. Such fee is deferred until the earlier of September 28, 2001 or the consummation of the sale of its southeastern operations. Amounts borrowed under the agreement are due on the earlier of September 30, 2001 or the consummation of the sale of the southeastern operations. The effectiveness of the Eighth Amendment is subject to certain conditions including receipt by the Company of definitive documentation of a forbearance agreement referred to in the next paragraph. The
Eighth Amendment became effective on September 5, 2001.   In addition, on August
14, 2001, the Company received waivers of non-compliance with certain substantially equivalent financial covenants under the subordinated notes.

     In September 2000 the Company's southeastern operations entered into three equipment acquisition agreement commitments with a financial institution, which provide for the financing of certain construction projects totaling approximately $13.7 million. As of June 30, 2001, the financial institution has funded approximately $11.7 million under such commitments. Upon completion, the projects are to be converted to either operating leases or capital leases, at the Company's option. Such amounts are included in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2001 as a current liability. Two of these projects provided for a completion date of May 31, 2001, which was not achieved and has resulted in an event of default under such agreements and cross defaults under certain of the Company's other debt agreements. The Company had requested waivers of the defaults under such agreements as well as extensions of time periods necessary to complete such projects. The financial institution has agreed in principal to enter into a forbearance agreement, subject to definitive documentation, with the Company which would waive all defaults under such agreements and provide an extension of the completion dates of such projects to September 30, 2001, provided that amounts funded under such agreements as well as other amounts outstanding under either operating or capital leases with the Company's southeastern operations are paid off upon the sale of the Company's southeastern operations. The Company signed the final documentation for that forbearance agreement on August 23, 2001 and it became effective on September 4, 2001.

RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2001 Compared to Restated Second Quarter Ended June 30, 2000


     Net sales for the three-month period ended June 30, 2001 decreased approximately 27.9% to $60.1 million, compared to $83.4 million for the same period in 2000. Sales in 2000 included sales from the Company's Alabama concrete operations sold under two separate transactions in April and December of 2000; sales from Eastern Idaho operations, which were closed and the properties and certain equipment subsequently sold in the first quarter of 2001; sales from the Company's asphalt and construction operations in Nevada which were closed in November 2000; and sales from certain construction materials operations in Northern Utah sold in March 2001. Excluding sales from operations that were sold or closed in 2000 and the first quarter of 2001, the Company's sales decreased slightly (1%) in the second quarter with an increase in sales in the Company's southeastern operations of $2.8 million (16%), offset by a decline in sales at the Company's western operations of $3.3 million (7%). Excluding sold or closed operations, sales for the quarter ended June 30, 2001 were approximately $60.1 million as compared to $60.6 million for the same period in 2000. Excluding the effect of sold or closed operations, aggregate sales increased $3.4 million or 21%. This change was due to an increase in aggregate tons sold and, to a lesser extent, an increase in average prices. Asphalt, paving and construction sales, excluding the effect of sold or closed operations, in the second quarter of 2001 decreased $1.9 million or 8% over the same period of 2000 due to a decrease in construction projects and third party asphalt sales; and ready mix concrete sales decreased $1.9 million or 12% due primarily to an approximate 14% decrease in ready mix cubic yards sold. In addition, there were slight reductions in transportation and other sales.


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

Six Months Ended June 30, 2001 Compared to Restated Six Months Ended June 30,
2000


     Net sales for the first half of 2001 decreased by 24.7% to $103.9 million compared to $138.0 million for the first half of 2000. Sales in 2000 included sales from the Company's Alabama concrete operations sold under two separate transactions in April and December of 2000; sales from Eastern Idaho operations, which were closed and the properties and certain equipment subsequently sold in the first quarter of 2001; sales from the Company's asphalt and construction operations in Nevada that were closed in November 2000; and sales from certain construction materials operations in Northern Utah sold in March 2001.
Excluding sales from operations that were sold or closed in 2000 and the first half of 2001, the Company's sales increased approximately $4.7 million or 4.7% for the six-month period ended June 30, 2001 over the same period in 2000. The Company's southeastern operations recorded a net sales increase of $4.4 million (14%), and its western operations recorded a slight increase in net sales of $0.3 million. Excluding sold or closed operations, sales for the six-month period ended June 30, 2001 were approximately $103.9 million as compared to $99.2 million for the same period in 2000. Excluding the effect of sold or closed operations, aggregate sales increased $5.1 million or 17%. This change was due to an increase in aggregate tons sold and to a lesser extent an increase in average prices. Asphalt, paving and construction sales, excluding the effect of sold or closed operations, in the second half of 2001 decreased $0.9 million, or 3%, over the same period of 2000 primarily due to a decrease in third party asphalt sales; and ready-mix sales increased $1.7 million or 6% primarily due to an approximate 4% increase in prices and a slight increase in cubic yards sold. Transportation and other sales were slightly reduced from 2000 levels.


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

                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


     During May 2001, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California. The suits purport to be class actions filed on behalf of the plaintiffs and others similarly situated, which allege certain violations of the federal securities laws, including violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints allege that the Company's press releases relating to its 2000 financial statements were false and misleading. The complaints seek unspecified damages and other relief. These cases have been consolidated before Judge Wilken. Eugene L. Loper has been named lead plaintiff, and his choice of counsel has been approved. The Company has retained counsel and intends to vigorously defend these complaints.

     In May 2001, the Company terminated the employment of two senior executives. The executives have asserted claims for severance against the Company, aggregating approximately $950,000 and other unspecified damages. The Company has denied the claims.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Registrant's Annual Meeting of Stockholders held on June 27, 2001 the following proposals were adopted by the margins indicated:

                                                           Number of Shares
                                                     ---------------------------
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

3.2*     Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1
(Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

4.1(vi)*     Fifth Amendment to Third Amended and Restated Credit Agreement
dated as of March 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)


4.1(vii)*     Sixth Amendment to Third Amended and Restated Credit Agreement
dated as of April 18, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vii), filed May 16, 2001)

4.1(viii)*     Seventh Amendment to Third Amended and Restated Credit Agreement
dated as of May 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 8-K, Exhibit 4.1, filed June 7, 2001)


4.7(vi)*     Amendment No. 4 to Amended and Restated Note and Warrant Purchase
Agreement dated as of April 18, 2001 by and between the Company and The Prudential Insurance Company of America (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.7(vi), filed May 16, 2001)

4.15*     Junior Subordinated Loan Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.15, filed May 16,
2001)

4.16*     Warrant Agreement dated as of April 27, 2001 by and between the
Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.16, filed May 16, 2001)

4.17*     Promissory Note dated as of April 27, 2001 by the Company in favor of Golder, Thoma, Cressey, Rauner Fund, IV, L.P. in the principal amount of $2,450,000 (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.17, filed May 16, 2001)


10.1*     Asset Purchase Agreement, dated as of July 11, 2001, by and among SRM
Aggregates, Inc., Bradley Stone & Sand, Inc., BHY Ready Mix, Inc., Dekalb Stone, Inc., Mulberry Rock Corporation, Bama Crushed Corporation, Grove Materials Corporation, U.S. Aggregates, Inc., and Florida Rock Industries, Inc. (Preliminary Proxy Statement, Annex B, filed July 20, 2001)

* Incorporated by reference to the filing indicated


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




                                      U.S. AGGREGATES, INC.




Dated:     September 7, 2001          /s/  Stanford Springel
                                      -----------------------
                                      Stanford Springel
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

3.2*     Form of Restated By-laws of the Company (Amendment No. 1 to Form S-1
(Reg. No. 333-79209), Exhibit 3.2(ii), filed July 14, 1999)

4.1(vi)*     Fifth Amendment to Third Amended and Restated Credit Agreement
dated as of March 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vi), filed May 16, 2001)


4.1(vii)*     Sixth Amendment to Third Amended and Restated Credit Agreement
dated as of April 18, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.1(vii), filed May 16, 2001)


4.1(viii)*     Seventh Amendment to Third Amended and Restated Credit Agreement
dated as of May 30, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent (Form 8-K, Exhibit 4.1, filed June 7, 2001)


4.7(vi)*     Amendment No. 4 to Amended and Restated Note and Warrant Purchase
Agreement dated as of April 18, 2001 by and between the Company and The Prudential Insurance Company of America (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.7(vi), filed May 16, 2001)

4.15*     Junior Subordinated Loan Agreement dated as of April 27, 2001 by and between the Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.15, filed May 16, 2001)

4.16*     Warrant Agreement dated as of April 27, 2001 by and between the
Company and Golder, Thoma, Cressey, Rauner Fund, IV, L.P. (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.16, filed May 16, 2001)

4.17*     Promissory Note dated as of April 27, 2001 by the Company in favor of
Golder, Thoma, Cressey, Rauner Fund, IV, L.P. in the principal amount of $2,450,000 (Form 10-Q for the Quarterly Period Ended March 31, 2001, Exhibit 4.17, filed May 16, 2001)


10.1*     Asset Purchase Agreement, dated as of July 11, 2001, by and among SRM
Aggregates, Inc., Bradley Stone & Sand, Inc., BHY Ready Mix, Inc., Dekalb Stone, Inc., Mulberry Rock Corporation, Bama Crushed Corporation, Grove Materials Corporation, U.S. Aggregates, Inc., and Florida Rock Industries, Inc. (Preliminary Proxy Statement, Annex B, filed July 20, 2001)



*  Incorporated by reference to the filing indicated