Form 10-Q
period 2001-09-30
U S AGGREGATES INC
filed 2001-11-14
CIK 1054422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 001-15217


                              U.S. AGGREGATES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       57-0990958
    ------------------------------                      -----------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


              147 West Election Road, Suite 110, Draper, Utah 84020
              -----------------------------------------------------
              (Address, of principal executive offices) (Zip Code)

                                 (801) 984-2600
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


            400 South El Camino Real, Suite 500, San Mateo, CA 94402
            --------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


               Class                  Shares outstanding as of October 31, 2001
   ------------------------------     -----------------------------------------
   Common stock, $.01 par value                     14,900,593

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001



                                    CONTENTS


PART I. FINANCIAL INFORMATION

                                                                        Page No.

        Item 1. Financial Statements
                  Condensed Consolidated Balance Sheets                       3
                  Condensed Consolidated Statements of Operations             4
                  Condensed Consolidated Statements of Cash Flows             5
                  Notes to Condensed Consolidated Financial Statements        6

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations             15

        Item 3. Quantitative and Qualitative Disclosures About Market Risk   21


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                            22
        Item 3. Defaults Upon Senior Securities                              22
        Item 5  Other Information                                            23
        Item 6. Exhibits and Reports on Form 8-K                             23


SIGNATURES                                                                   24


EXHIBIT INDEX                                                                25

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                 September 30,        December 31,
                                                                                    2001                  2000
                                                                                    ----                  ----
                                                                                 (unaudited)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                         $ 5,142             $ 5,021
    Trade accounts receivable, net                                                     33,533              34,860
    Inventories, net                                                                   19,249              29,795
    Assets held for sale                                                               91,320              23,880
    Prepaid expenses and other current assets                                           5,186               7,357
                                                                                    ---------           ---------
        Total current assets                                                          154,430             100,913
                                                                                    ---------           ---------

PROPERTY, PLANT AND EQUIPMENT                                                         240,844             333,901
Less: Accumulated depreciation and depletion                                          (38,640)            (41,835)
                                                                                    ---------           ---------
        Net property, plant and equipment                                             202,204             292,066
                                                                                    ---------           ---------

INTANGIBLE ASSETS, net                                                                  3,273              18,823

OTHER ASSETS                                                                            4,608              15,404
                                                                                    ---------           ---------
        Total assets                                                                $ 364,515           $ 427,206
                                                                                    =========           =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES                                                                 $ 260,726            $ 64,850

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion                    6,802             190,673
DEFERRED INCOME TAXES, net                                                             20,238              47,377
OTHER                                                                                   1,871                 330
                                                                                    ---------           ---------
        Total liabilities                                                             289,637             303,230
                                                                                    ---------           ---------
MINORITY INTEREST, net                                                                     11                  11
                                                                                    ---------           ---------

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value, 100,000,000 shares authorized,
      14,908,222 shares outstanding, including 7,629 shares of treasury stock             149                 149
    Additional paid-in capital                                                        125,219             123,648
    Notes receivable from sale of stock                                                (1,128)             (1,243)
    Treasury stock, at cost                                                                (2)                 (2)
    Retained earnings (deficit)                                                       (49,371)              1,413
                                                                                    ---------           ---------
        Total shareholders' equity                                                     74,867             123,965
                                                                                    ---------           ---------
        Total liabilities, minority interest and shareholders' equity               $ 364,515           $ 427,206
                                                                                    =========           =========

       The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)


                                                              Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                              2001          2000           2001           2000
                                                              ----          ----           ----           ----
                                                            (unaudited)                  (unaudited)
NET SALES                                                     $ 61,209      $ 92,966       $ 165,064      $ 230,975
COST OF PRODUCTS SOLD                                           49,558        72,813         152,061        180,212
                                                              --------      --------       ---------      ---------
        Gross profit                                            11,651        20,153          13,003         50,763

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     9,526         7,449          27,249         24,220
DEPRECIATION, DEPLETION AND AMORTIZATION                         3,189         4,208          14,339         12,347
LOSS ON DISPOSAL OF ASSETS                                         295             -           1,775              -
RESTRUCTURING COSTS                                                  -             -           1,715              -
ASSET IMPAIRMENT CHARGE                                            596             -          15,346              -
                                                              --------      --------       ---------      ---------
  Income (loss) from operations                                 (1,955)        8,496         (47,421)        14,196

OTHER EXPENSES:
    Interest and financing, net                                 (9,550)       (5,246)        (24,804)       (13,968)
    Other, net                                                       3          (662)         (1,110)          (690)
                                                              --------      --------       ---------      ---------
        Income (loss) before income taxes                      (11,502)        2,588         (73,335)          (462)

BENEFIT FROM (PROVISION FOR) INCOME TAXES                        4,131          (906)         25,277            162
                                                              --------      --------       ---------      ---------
        Income (loss) before extraordinary item                 (7,371)        1,682         (48,058)          (300)

EXTRAORDINARY ITEM:  Loss on extinguishment of debt,
    less applicable income tax benefit of $1,468                     -             -          (2,726)             -
                                                              --------      --------       ---------      ---------
        Net income (loss)                                     $ (7,371)      $ 1,682       $ (50,784)        $ (300)
                                                              ========       =======       =========         ======


Income (loss) per common share-basic
    Income (loss) before extraordinary item available for
      common shareholders                                      $ (0.49)       $ 0.11         $ (3.23)       $ (0.02)
    Extraordinary item, net of tax                                   -             -           (0.18)            -
                                                              --------      --------       ---------      ---------
    Net income (loss) available for common shareholders        $ (0.49)       $ 0.11         $ (3.41)       $ (0.02)
                                                               =======        ======         =======        =======
    Weighted average common shares outstanding              14,900,593    14,900,593      14,900,593     14,900,593


Income (loss) per common share-diluted
    Income (loss) before extraordinary item available for
      common shareholders                                      $ (0.49)       $ 0.11         $ (3.23)       $ (0.02)
    Extraordinary item, net of tax                                  -             -            (0.18)             -
                                                              --------      --------       ---------      ---------
    Net income (loss) available for common shareholders        $ (0.49)       $ 0.11         $ (3.41)       $ (0.02)
                                                               =======        ======         =======        =======
    Weighted average common shares outstanding              14,900,593    15,202,644      14,900,593     14,900,593

          The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                          2001           2000
                                                                                          ----           ----
                                                                                         (unaudited)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      $ (22,874)       $ 3,115
                                                                                         ---------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                              (4,303)       (35,101)
    Proceeds from sale of assets                                                            26,155          5,055
                                                                                         ---------        -------
             Net cash provided by (used in) investing activities                            21,852        (30,046)
                                                                                         ---------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                                   (28,164)       (39,639)
    New borrowings                                                                          30,400         71,500
    Dividends paid                                                                               -         (1,341)
    Debt issuance costs                                                                     (1,093)        (1,964)
                                                                                         ---------        -------
             Net cash provided by financing activities                                       1,143         28,556
                                                                                         ---------        -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      121          1,625

CASH AND CASH EQUIVALENTS, beginning of period                                               5,021          4,478
                                                                                         ---------        -------
CASH AND CASH EQUIVALENTS, end of period                                                   $ 5,142        $ 6,103
                                                                                           =======        =======

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                                            $ 12,765       $ 14,619
      Income taxes                                                                             332            679
NON-CASH TRANSACTIONS:
    Value assigned to warrants                                                               1,571              -
    Addition of equipment acquisition agreements                                            11,770              -
    Dividends declared but not paid                                                              -            447
    Addition of capital lease obligations                                                        -         14,224
    Termination of capital lease obligation                                                    520              -
    Net inventory sold as part of sale of Northern Utah assets                               1,416              -
    Net other assets sold as part of sale of Northern Utah assets                              223              -
    Debt assumed by buyers as part of sale of Northern Utah assets                           1,849              -
    Transfer of assets held for sale as part of the sale of Northern Utah Assets            22,381              -

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

         The accompanying unaudited condensed consolidated financial statements of U.S. Aggregates, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and to Article 10 of Regulation S-X. In the opinion of management, the interim financial information provided herein reflects all adjustments necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2. Risk Factors

         The Company's business is seasonal with peak revenue and profits occurring primarily in the months of April through November. Bad weather conditions during this period could adversely affect operating results and cash flow and could therefore have a disproportionate impact on the Company's results for the full year. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future.

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

         The Company's operations are subject to and affected by federal, state and local laws and regulations including such matters as land usage, street and highway usage, noise level and health, safety and environmental matters. In many instances, various permits are required. Although management believes that the Company is in compliance with regulatory requirements, there can be no assurance that the Company will not incur material costs or liabilities in connection with these requirements.

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

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



costs, which could increase the Company's operating costs. These increases may not be accepted by customers in the form of higher prices.

         In the second quarter of 2001, as a result of tight cash flows, higher costs, weakened demand for certain products and poor performance of the Company's western operations and to a lesser extent its southeastern operations, management began a comprehensive review of the Company's operations (primarily aggregate pits) or businesses for possible closure (either permanent or temporary), reorganization or sale. The process is on going, but to date certain aggregate pits have been shutdown, and operations have been, or will be, curtailed or suspended at other sites. In addition, the transportation business has been closed. Capital expenditures have been dramatically curtailed, certain fixed assets have been sold and fixed assets which will no longer be used in the business or could not be identified or have been damaged or destroyed, have been written down to their realizable value or written-off. Goodwill or quarry development costs, which were associated with a closed business or aggregate pits, were written-off. At some of the closed locations, adjustments to deferred royalties were required, expense accruals for future minimum royalties due were recorded and related stripping costs were written-off. Inventory at these sites, or at continuing sites, which will not be sold, is in excess of foreseeable demand or has a carrying value in excess of the market value has been written-off or reserved, as appropriate. These charges totaled approximately $17.0 million in the second quarter of 2001 and $0.9 million in the third quarter of which $13.8 million is included in cost of products sold, $2.6 million is included in depreciation, depletion and amortization expense and $1.5 million is included in loss on disposal of assets in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2001. It is possible that additional write-offs may be required as management completes its review of all operations and conducts a full physical count of all fixed assets by December 31, 2001. The following table sets forth a summary of the charges taken during the second and third quarters (in millions):


Closed transportation business, primarily goodwill                 $  1.7
Quarry development related to closed leased quarries                  1.0
Deferred royalties related to closed leased quarries                  0.5
Future minimum royalties related to closed leased quarries            0.5
Deferred stripping costs                                              0.5
Loss on sale of assets                                                1.5
Inventory writedowns                                                  6.5
Fixed asset write-offs                                                5.0
Prepaid expense adjustments                                           0.7
                                                                 ---------
                                                                   $ 17.9
                                                                 =========

         In addition to the above charges, in the second and third quarters of 2001 the Company also recorded a restructuring charge of $0.5 million related to the relocation of its corporate office as described in Note 5, asset impairment charges of $15.4 million related to the write-down of an asphalt plant and the decision to sell its southeastern operations as described in Note 6, a $1.0 million charge to write-off deferred financing charges as described in Note 3 and an extraordinary loss on extinguishments of debt as described in Note 3.

         In the second quarter of 2001, the Company disclosed that it had entered into a definitive agreement to sell its southeastern operations to Florida Rock Industries, Inc., which agreement was terminated subsequent to September 30, 2001 as more fully described in Note 7.

         In anticipation of the Florida Rock transaction, the Company's senior secured lenders had provided waivers of covenant defaults and extensions of maturities of certain indebtedness to September 30, 2001. After the transaction was terminated, the Company and its senior secured lenders entered into a Ninth Amendment to its Credit Agreement, as more fully described in Note 3, which waived financial covenant defaults, extended due dates of interest and bank fee payments and extended maturities of certain indebtedness to November 16, 2001. The effectiveness of the Ninth Amendment is subject to certain conditions including receiving waivers of non-compliance with certain substantially equivalent financial covenants under the subordinated notes and waivers of default under the equipment acquisition agreements described below, which have been requested but not yet received. There is no assurance that the Company will be able to obtain such waivers. As a result, the Company has reflected such indebtedness as current liabilities.

         The Company is currently in discussions with its senior secured lenders relative to restructuring of its indebtedness and for an extension of the November 16, 2001 due date for certain principal payments in the amount of $8.8 million, interest in the amount of approximately $2.0 million and fees in the amount of $1.9 million, and for a deferral of the November 30, 2001 interest payment. The Company's ability to continue as a going concern is dependent on its ability to refinance and restructure its indebtedness. There is no assurance that the Company will be able to achieve any of the foregoing.

         If the Company is unable to negotiate an agreement with its lenders, it may have no other alternative but to seek bankruptcy court protection. Even if the Company is successful in its negotiations with its lenders, it may still be necessary to seek bankruptcy court protection to effect a debt restructuring.


3. Long-Term Debt and Capital Lease Obligations

         Due to the Company's failure to comply with certain financial covenants, the Company is in default on its senior secured credit facility, senior subordinated notes, junior subordinated debt and certain equipment acquisition agreements as described below. As a result, the Company has reflected such indebtedness as current liabilities at September 30, 2001.

         A summary of long-term debt and capital lease obligations is as follows:

                                                                       September 30,   December 31,
                                                                           2001            2000
                                                                           ----            ----
                                                                          (dollars in thousands)
Prudential Insurance subordinated notes, net of discount
    of $508 and $575, respectively                                        $ 44,492         $ 44,425
GTCR Fund IV junior subordinated note, net of discount
    of $589                                                                  1,440                -
Bank of America term loan A                                                 74,396           30,900
Bank of America term loan B                                                 38,035           43,004
Bank of America revolving loan                                              34,500           77,600
Notes payable to former shareholders                                           712            1,890
Capital lease obligations                                                   19,361           11,240
Other                                                                        2,920            4,456
                                                                          --------         --------
      Total long-term debt and capital lease obligations                   215,856          213,515

Less: Current portion                                                     (209,054)         (22,842)
                                                                          --------         --------
      Long-term debt and capital lease obligations,
          net of current portion                                           $ 6,802        $ 190,673
                                                                           =======        =========

         On April 18, 2001, the Company entered into a Sixth Amendment to its senior secured credit facility ("Credit Agreement") which waived all existing covenant defaults, adjusted future financial covenants, deferred certain principal payments until March 31, 2002, modified the debt repayment schedule, established a borrowing base on the revolving loan up to a maximum of $35 million, provided the Company with additional liquidity from the sale of certain assets, established monthly interest payment schedules and provided for increased interest rates to an Alternate Base Rate (equal to the higher of .50% above the Federal Funds Rate and the Bank of America reference rate) plus 5.00% or Eurodollar Rate plus 6.00%, of which 2.00% is capitalized and added to principal for the period through March 31, 2002. The Sixth Amendment also provides for a fee of $1.25 million if the Credit Agreement is not paid in full by March 31, 2002. This fee is being accrued over a 12-month period.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

         The warrants issued to Prudential Insurance, the Company's subordinated note holder, for 671,582 shares of the Company's common stock were valued at $1.40 per share or a total of $940 thousand. The warrants issued to GTCR Fund IV for 435,469 shares of the Company's common stock were valued at $1.45 per share or a total of $631 thousand. The fair value of these warrants was calculated at the date of issuance using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.25%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 165.8%; an exercise price of $0.01; and market value of the Company common stock of $1.40 and $1.45 on the issuance dates of the warrants to Prudential Insurance and GTCR Fund IV, respectively.

         On May 30, 2001, the Company entered into a Seventh Amendment to its Credit Agreement with its existing senior secured lenders to provide $6.0 million of additional liquidity to the Company. The Company borrowed the $6.0 million available under the agreement during the quarter ended June 30, 2001. This agreement was subsequently supplemented and currently provides for an interest rate of Alternate Base Rate plus 7.00%, and fees of $1.55 million. As described below, the Ninth Amendment to the Company's Credit Agreement extended the due date for such fees and principal payments to November 16, 2001.

         In late July 2001, the Company repaid $0.5 million under its revolving credit agreement and subsequently issued its surety a $0.5 million letter of credit as collateral for the issuance of up to $5 million of surety bonds supporting the construction activities of its western operations.

         On August 14, 2001, the Company entered into an Eighth Amendment, which became effective on September 5, 2001, to its Credit Agreement with its existing senior secured lenders pursuant to which the Company received waivers of non-compliance with certain financial and non-financial covenants under the senior secured credit facility. This Eighth Amendment also provided $3.0 million of additional liquidity to the Company at an interest rate of a base rate plus 7%. As of September 30, 2001 the Alternate Base Rate was 6.0%. The Company borrowed the $3.0 million during the quarter ended September 30, 2001. Additionally, the Eighth Amendment provided for a fee of $0.125 million. As described below, the Ninth Amendment to the Company's Credit Agreement extended the due date for such fees, interest and principal payments to November 16, 2001. In addition, on August 14, 2001, the Company received waivers of non-compliance with certain substantially equivalent financial covenants under the subordinated notes.

         On September 27, 2001, the Company entered into a Ninth Amendment to its Credit Agreement with its existing senior secured lenders pursuant to which the Company received waivers of non-compliance with certain financial and non-financial covenants under the senior secured credit facility. Prior to the amendment the Company was not in compliance with a financial covenant under the Sixth Amendment to its Credit Agreement that requires a minimum EBITDA (defined as net income before minority interests, interest expense, income tax expense, depreciation, depletion and amortization and non-cash restructuring charges incurred in connection with business closures and asset dispositions) of $12.5 million for the period from April 1, 2001 through September 30, 2001. The actual EBITDA for this period was a loss of $26.9 million. The Company was also in default under the Eighth Amendment to its Credit Agreement in that it did not pay certain fees by September 28, 2001 and did not repay the principal and interest due on September 30, 2001. This Ninth Amendment also provides for a deferral of all fees, interest and principal due between September 28, 2001 and November 15, 2001 to November 16, 2001. The effectiveness of the Ninth Amendment is subject to certain conditions including receiving waivers of non-compliance

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


with certain substantially equivalent financial covenants under the subordinated notes and waivers of default under the equipment acquisition agreements described below, which have been requested but not yet received. There is no assurance that the Company will be able to obtain such waivers.

         The Company is currently in discussions with its senior secured lenders relative to restructuring of its indebtedness and for an extension of the November 16, 2001 due date for certain principal payments in the amount of $8.8 million, interest in the amount of approximately $2.0 million and fees in the amount of $1.9 million, and for a deferral of the November 30, 2001 interest payment. The Company's ability to continue as a going concern is dependent on its ability to refinance and restructure its indebtedness. There is no assurance that the Company will be able to achieve any of the foregoing.

         If the Company is unable to negotiate an agreement with its lenders, it may have no other alternative but to seek bankruptcy court protection. Even if the Company is successful in its negotiations with its lenders, it may still be necessary to seek bankruptcy court protection to effect a debt restructuring.

         In September 2000, the Company's southeastern operations entered into three equipment acquisition agreement commitments with a financial institution, which provide for the financing of three construction projects consisting of a rail and barge load out facility at the Company's Pride quarry, an addition to the aggregates processing plant at the Pride quarry and a crushing plant at the Company's Mulberry quarry, totaling approximately $13.7 million. As of September 30, 2001, the financial institution has funded approximately $11.8 million under such commitments. Upon completion, the projects are to be converted to either operating leases or capital leases, at the Company's option. Such amounts are included in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2001 as a current liability. Two of these projects provided for a completion date of May 31, 2001 and one provided for a completion date of September 15, 2001, which were not achieved and resulted in an event of default under such agreements and cross defaults under certain of the Company's other debt agreements. The Company requested waivers of the defaults under such agreements as well as extensions of time periods necessary to complete such projects. On September 4, 2001, the financial institution agreed in principal to enter into a forbearance agreement, subject to definitive documentation, with the Company which would waive all defaults under such agreements and provide an extension of the completion dates of such projects to September 30, 2001, provided that amounts funded under such agreements as well as other amounts outstanding under either operating or capital leases with the Company's southeastern operations were paid off upon the sale of the Company's southeastern operations. As a result of the termination of the Florida Rock transaction, the Company is currently in default of these equipment acquisition agreements and has requested waivers of default and extensions of due dates. There is no assurance that the Company will be able to obtain such waivers and extensions.

         Other expenses include the write-off of approximately $1.0 million of deferred finance charges relating to a reduction in borrowing capacity under the Company's revolving loan resulting from the Sixth Amendment to its Credit Agreement in the second quarter of 2001 (in addition to the extraordinary charge described below) and other deferred fees related to operations that have been closed or sold.

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

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4. Shareholders' Equity

         The following Statement of Changes in Shareholders' Equity summarizes the Company's equity transactions between December 31, 2000 and September 30, 2001:

                                                                           Treasury Stock
                                                                Notes      ----------------
                                    Common Stock     Additional Receivable Shares            Retained     Total
                                   ----------------   Paid-in   from Sale  Held in           Earnings  Shareholders'
                                   Shares    Amount   Capital   of Stock   Treasury Amount   (Deficit)   Equity

                                                           (in thousands, except share amounts)
BALANCE AT
   DECEMBER 31, 2000              14,908,222  $ 149   $123,648   $ (1,243)   7,629     $ (2)  $  1,413   $  123,965
   Notes receivable, net of
     payments                              -      -          -        115        -        -          -          115
   Issuance of stock warrants              -      -      1,571          -        -        -          -        1,571
   Net loss                                -      -          -          -        -        -    (50,784)     (50,784)
                                  ----------  -----   --------   --------    -----     ----    ------    ----------
BALANCE AT SEPTEMBER 30, 2001     14,908,222  $ 149   $125,219   $ (1,128)   7,629     $ (2)  $(49,371)  $   74,867
                                  ==========  =====   ========   ========    =====     ====   ========   ==========

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

         To further reduce overhead, the Company decided and announced in the second quarter of 2001 that it would relocate its corporate office from San Mateo, California to Draper, Utah during 2001. As a result of this decision, the Company recorded additional restructuring charges in the second quarter of 2001 in the amount of $0.5 million, of which $0.1 million relates to the write-down of assets at the corporate office to fair market value. The cash charges of $0.4 million relate to severance benefits for employees, who have or will be terminated, and lease obligations related to the closure of the San Mateo corporate office. The San Mateo corporate office was relocated to Draper, Utah effective September 20, 2001.

         As of September 30, 2001, $0.4 million of restructuring costs have been paid and an accrual in the amount of $0.7 million related to the above restructuring plans is included in the Condensed Consolidated Balance Sheet. The remaining accrual is expected to be utilized within the next twelve months. The Company is currently unable to quantify the expected future savings from these restructurings.


6. Assets Held for Sale and Asset Impairment Charges

         During the second quarter of 2001, the Company made a decision to sell its southeastern operations. As a result, an evaluation for impairment of long-lived assets was performed. Based upon this analysis, the Company determined that the fair market value of these long-lived assets was less than the carrying value. Accordingly, during the second quarter of 2001, the Company adjusted the carrying value of these assets to their estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $14.8 million. The fair market value excluded $15.0 million of potential proceeds to be placed in an escrow account as more fully described in Note 7. Sale of Southeastern Operations. These assets (excluding accounts receivable, inventory

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


and other current assets) totaling $91.3 million have been classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet at September 30, 2001.


7. Sale of Southeastern Operations

         On July 11, 2001, the Company entered into a definitive agreement to sell its southeastern operations to Florida Rock Industries, Inc. (the "Buyer"). The sale was subject to approval by the Company's shareholders, which was assured as a result of a shareholders agreement between the Buyer and the majority shareholder of the Company, and the waiver or expiration of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred, as well as other customary closing conditions. The aggregate purchase price to be received by the Company on the closing was to equal $150 million plus or minus a working capital adjustment to be determined at closing, less approximately $30 million to cover certain liabilities assumed by Buyer or the payment of such liabilities, and less $15 million to be placed in an escrow account to be released upon the receipt of certain third-party waivers.

         On October 15, 2001, the Company announced that it had terminated its definitive agreement to sell its southeastern operations to the Buyer per a Termination and Release Agreement between the parties dated October 12, 2001. In the period during which the Company was obtaining the necessary approvals for the transaction and following completion by the Buyer of its due diligence, the Buyer had requested certain contract modifications including a substantial reduction in purchase price. The companies mutually concluded that they were unable to reach agreement on these modifications. At September 30, 2001, as indicated in Note 6, the Company continues to carry such assets as assets held for sale.

         As described above, the Company is currently in discussions with its senior secured lenders relative to restructuring of its indebtedness. As a result of such discussions, the Company may decide not to sell its southeastern operations, in which case, it would review the impairment charges taken on such assets in the second quarter of 2001, reinstate depreciation and amortization expenses of approximately $1.1 million not taken in the third quarter since such assets were held for sale, and reclassify such assets from assets held for sale.


8. Inventories

         Inventories consist of the following as of:

                                   September 30,    December 31,
                                        2001            2000

                                   (dollars in thousands)

Finished products                    $ 18,755         $ 26,835
Raw materials                             835            1,892
Supplies and parts                        892              768
Fuel                                      286              324
Less: Allowances                       (1,519)             (24)
                                     $ 19,249         $ 29,795

         Inventories are pledged as security under various debt agreements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9. Income (Loss) Per Share

                                                              Three Months Ended September 30,
                                                ------------------------------------------------------------------
                                                             2001                              2000
                                                -----------------------------   ----------------------------------
                                                               (in thousands, except share amounts)
                                                                      Per Share                         Per Share
                                                   Loss     Shares     Amount     Income      Shares     Amount
                                                   ----     ------     ------     ------      ------     ------
Basic income (loss) before extraordinary item
    available for common shareholders           $ (7,371) 14,900,593    $ (0.49)   $ 1,682  14,900,593     $ 0.11
Effect of dilutive securities                                      -                           302,051
                                                          ----------                        ----------
Dilutive income (loss) before extraordinary item
    available for common shareholders           $ (7,371) 14,900,593    $ (0.49)   $ 1,682  15,202,644     $ 0.11
                                                ========  ==========    =======    =======  ==========     ======

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

         The Company has variable rate borrowings tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company has entered into a swap contract. The Company is a party to an interest rate swap under which it exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional amount of $37.0 million. The interest rate swap contract has a two-year term that ends on December 29, 2002. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR-BBA due quarterly beginning March 29, 2001. In return, the Company will pay its counter party a fixed rate of 6.11% interest due quarterly beginning March 29, 2001. The Company will report all changes in fair value of its swap contract in earnings. During the third quarter and nine months ended September 30, 2001, the Company recorded a decrease in the value of this swap contract of $0.6 million and $1.5 million, respectively. Such amounts are included in interest and financing expenses. The cumulative effect of adopting this standard effective January 1, 2001 was not significant.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, Business Combinations. This pronouncement requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This pronouncement provides that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company is assessing this statement and has not yet made a determination of the impact of adoption on the Company's results of operations, financial position, or liquidity. The Company will adopt SFAS No. 142 beginning January 1, 2002.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes FASB Statement No, 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This pronouncement resolves significant implementation issues related to Statement 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company is evaluating this statement and has not yet made a

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


determination of the impact of adoption on the Company's results of operations, financial position or liquidity, if any. The Company will adopt SFAS No. 144 beginning January 1, 2002.


11. Effective Tax Rate

         The Company uses an effective tax rate based on its best estimate of the tax rate expected to be applicable for the full fiscal year. This estimated rate is applied to the current year-to-date results to determine the interim provision for income taxes.


12. Sale of Northern Utah Assets

         In March 2001, the Company sold certain of its construction materials operations in Northern Utah to Oldcastle Materials, Inc. for a total sales price of $30.9 million, inclusive of $6.0 million in contingent proceeds as discussed below. The proceeds were utilized to pay down debt and certain operating leases and provide the Company with additional liquidity. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. On April 2, 2001, the Company received $22.2 million of cash proceeds and applied $14.2 million to the pay-down of its senior credit facility. In addition, there are potential contingent proceeds in the amount of $6.0 million, which the Company has not recorded that relate to the Company obtaining zoning/permits for certain property sold to Oldcastle by March 31, 2003. There is no assurance the Company will be able to obtain the necessary zoning/permits.

         In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The lease term is for a 40-year period and requires Oldcastle to pay a minimum annual royalty of $0.1 million. Royalty rates are $0.05 per ton of aggregate utilized during the first two years of the agreement, $0.10 per ton for the third through the fifth years and $0.25 per ton thereafter. The carrying value of the assets leased to Oldcastle as of September 30, 2001 was approximately $47.6 million.


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

         In May 2001, the Company terminated the employment of two senior executives. The executives have asserted claims for severance against the Company and other unspecified damages. The Company has denied the claims. However, on November 1, 2001, the Company executed a Settlement Agreement and Release with one of the executives. The total settlement is estimated to be approximately $476 thousand, which includes among other things the satisfaction of notes receivable of $189 thousand, cash payment of $25 thousand and the execution of two promissory notes totaling $150 thousand bearing zero interest payable by the Company in three equal annual installments commencing October 1, 2002. The Company has recorded the settlement expense in the third quarter 2001.

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

         In the second quarter of 2001, the Company disclosed that it had entered into a definitive agreement to sell its southeastern operations to Florida Rock Industries, Inc., which agreement was terminated subsequent to September 30, 2001 as more fully described in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had negative working capital of $106.5 million primarily as a result of the reclassification of a majority of its indebtedness due to defaults as described below.

         Net cash used in operating activities for the nine months ended September 30, 2001 was $22.9 million, compared to $3.1 million provided during the same period last year. The increase in the use of cash was due to an increase in operating losses offset by a reduction of working capital needs. Net cash provided by investing activities for the nine months ended September 30, 2001 was $21.9 million compared to $30.0 million used in the same period in 2000 due to a reduction in capital expenditures and an increase in proceeds from the sale of assets of $21.1 million. Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2001 compared to $28.6 million during the same period last year, primarily through borrowings under the Company's senior credit agreement.

         As a result of dependence upon the construction industry, the profitability of aggregates producers, including the Company, is sensitive to national, regional and local economic conditions, and particularly to downturns in construction spending and changes in the level of infrastructure spending funded by the public sector. In fact, the Company's performance has been affected by the slowing economy and reduced governmental spending. Additionally, increases in the price of oil and energy costs affect the cost of processing and transporting the Company's products. These increased costs have historically impacted the profitability of the Company. The combination of the foregoing as well as the increase in both the level and cost of borrowings have and could continue to unfavorably impact the liquidity of the Company.

         Results of the Company's operations have declined over the last several quarters, which have negatively impacted the Company's liquidity. As more fully described herein, the ability of the Company to maintain sufficient short-term liquidity and continue as a going concern is dependent upon the Company's ability to obtain waivers of non-compliance of financial covenants, extensions of maturities, deferral of interest and fee payments and additional loans from its senior secured lenders. In the longer term, the Company's ability to maintain sufficient liquidity is dependent upon achieving and maintaining profitable operations, restructuring or refinancing its debt, selling non-strategic assets to reduce debt, conversion of debt to equity or raising additional equity. There is no assurance that the Company will be able to achieve any of the foregoing, in which case the Company may have no alternative but to seek bankruptcy court protection. Even if the Company is successful in its negotiations with its lenders, it may still be necessary to seek bankruptcy court protection to effect a debt restructuring.

         In March 2001, the Company sold certain of its construction materials operations in Northern Utah to Oldcastle Materials, Inc. for a total sales price of $30.9 million, inclusive of $6.0 million in contingent proceeds as discussed below. The proceeds were utilized to pay down debt and certain operating leases and provide the Company with additional liquidity. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. On April 2, 2001, the Company received $22.2 million of cash proceeds and applied $14.2 million to the pay-down of its senior credit facility. In addition, there are potential contingent proceeds in the amount of $6.0 million, which the Company has not recorded that relate to the Company obtaining zoning/permits for certain property sold to Oldcastle by March 2003. There is no assurance the Company will be able to obtain the necessary zoning/permits.

         In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The lease term is for a 40-year period and requires Oldcastle to pay a minimum annual royalty of $0.1 million. Royalty rates are $0.05 per ton of aggregate during the first two years of the agreement, $0.10 per ton for the third through the fifth years and $0.25 per ton thereafter. The carrying value of the assets leased to Oldcastle as of September 30, 2001 was approximately $47.6 million.

         On April 18, 2001, the Company entered into a Sixth Amendment to its Credit Agreement with its senior secured lenders which waived all existing covenant defaults, adjusted future financial covenants, deferred certain principal payments until March 31, 2002, modified the debt repayment schedule, established a borrowing base on the revolving loan up to a maximum of $35 million, provided the Company with additional liquidity from the sale of certain assets, established monthly interest payment schedules and provided for increased interest rates to Alternate Base Rate (equal to the higher of .50% above the Federal Funds Rate and the Bank of America reference rate) plus 5.00% or Eurodollar Rate plus 6.00%, of which 2.00% is capitalized and added to principal for the period through March 31, 2002. The Sixth Amendment also provides for a fee of $1.25 million if the senior credit facility is not paid in full by March 31, 2002. This fee is being accrued over a 12-month period.

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

         On May 30, 2001, the Company entered into a Seventh Amendment to its Credit Agreement with its existing senior secured lenders to provide $6.0 million of additional liquidity to the Company. The Company borrowed the $6.0 million available under the agreement during the quarter ended June 30, 2001. This agreement was subsequently supplemented and currently provides for an interest rate of Alternate Base Rate plus 7.00%, and fees of $1.55 million. As described below, the Ninth Amendment to the Company's Credit Agreement extended the due date for such fees and principal payments to November 16, 2001.

         In late July 2001, the Company repaid $0.5 million under its revolving credit agreement and subsequently issued its surety a $0.5 million letter of credit as collateral for the issuance of up to $5 million of surety bonds supporting the construction activities of its western operations.

         On July 11, 2001, the Company entered into a definitive agreement to sell its southeastern operations to Florida Rock Industries, Inc. (the "Buyer"). The sale was subject to approval by the Company's shareholders, which was assured as a result of a shareholders agreement between the Buyer and the majority shareholder of the Company, and the waiver or expiration of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred, as well as other customary closing conditions. The aggregate purchase price to be received by the Company on the closing was to equal $150 million plus or minus a working capital adjustment to be determined at closing, less approximately $30 million to cover certain liabilities assumed by Buyer or the payment of such liabilities, and less $15 million to be placed in an escrow account to be released upon the receipt of certain third-party waivers.

         On October 15, 2001, the Company announced that it had terminated its definitive agreement to sell its southeastern operations to the Buyer per a Termination and Release Agreement between the parties dated October 12, 2001. In the period during which the Company was obtaining the necessary approvals for the transaction and following completion by the Buyer of its due diligence, the Buyer had requested certain contract modifications including a substantial reduction in purchase price. The companies mutually concluded that they were unable to reach agreement on these modifications.

         On August 14, 2001, the Company entered into an Eighth Amendment, which became effective on September 5, 2001, to its senior secured credit facility ("Credit Agreement") with its existing senior secured lenders pursuant to which the Company received waivers of non-compliance with certain financial and non-financial covenants under the senior secured credit facility. This Eighth Amendment also provided $3.0 million of additional liquidity to the Company at an interest rate of a base rate plus 7%. As of September 30, 2001, the Alternative Base Rate was 6.0%. The Company borrowed the $3.0 million during the quarter ended September 30, 2001. Additionally, the Eighth Amendment provided for a fee of $0.125 million. As described below, the Ninth Amendment to the Company's Credit Agreement extended the due date for such fees, interest and principal payments to November 16, 2001. In addition, on August 14, 2001, the Company received waivers of non-compliance with certain substantially equivalent financial covenants under the subordinated notes.

         On September 27, 2001, the Company entered into a Ninth Amendment to its Credit Agreement with its existing senior secured lenders pursuant to which the Company received waivers of non-compliance with certain financial and non-financial covenants under the senior secured credit facility. Prior to the amendment the Company was not in compliance with a financial covenant under the Sixth Amendment to its Credit Agreement that requires a minimum EBITDA (defined as net income before minority interests, interest expense, income tax expense, depreciation, depletion and amortization and non-cash restructuring charges incurred in connection with business closures and asset dispositions) of $12.5 million for the period from April 1, 2001 through September 30, 2001. The actual EBITDA for this period was a loss of $26.9 million. The Company was also in default under the Eighth Amendment to its Credit Agreement in that it did not pay certain fees by September 28, 2001 and did not repay the principal and interest due on September 30, 2001. This Ninth Amendment also provides for a deferral of all fees, interest and principal due between September 28, 2001 and November 15, 2001 to November 16, 2001. The effectiveness of the Ninth Amendment is subject to certain conditions including receiving waivers of non-compliance with certain substantially equivalent financial covenants under the subordinated notes and waivers of default under the equipment acquisition agreements described below, which have been requested but not yet received. There is no assurance that the Company will be able to obtain such waivers.

         The Company is currently in discussions with its senior secured lenders relative to restructuring of its indebtedness and for an extension of the November 16, 2001 due date for certain principal payments in the amount of $8.8 million, interest in the amount of approximately $2.0 million and fees in the amount of $1.9 million, and for a deferral of the November 30, 2001 interest payment. The Company's ability to continue as a going concern is dependent on its ability to refinance and restructure its indebtedness. There is no assurance that the Company will be able to achieve any of the foregoing.

         In September 2000, the Company's southeastern operations entered into three equipment acquisition agreement commitments with a financial institution, which provide for the financing of three construction projects consisting of a rail and barge load out facility at the Company's Pride quarry, an addition to the aggregates processing plant at the Pride quarry and a crushing plant at the Company's Mulberry quarry, totaling approximately $13.7 million. As of September 30, 2001, the financial institution has funded approximately $11.8 million under such commitments. Upon completion, the projects are to be converted to either operating leases or capital leases, at the Company's option. Such amounts are included in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2001 as a current liability. Two of these projects provided for a completion date of May 31, 2001 and one provided for a completion date of September 15, 2001, which were not achieved and resulted in an event of default under such agreements and cross defaults under certain of the Company's other debt agreements. The Company requested waivers of the defaults under such agreements as well as extensions of time periods necessary to complete such projects. On September 4, 2001, the financial institution agreed in principal to enter into a forbearance agreement, subject to definitive documentation, with the Company which would waive all defaults under such agreements and provide an extension of the completion dates of such projects to September 30, 2001, provided that amounts funded under such agreements as well as other amounts outstanding under either operating or capital leases with the Company's southeastern operations were paid off upon the sale of the Company's southeastern operations. As a result of the termination of the Florida Rock transaction, the Company is currently in default of these equipment acquisition agreements and has requested waivers of default and extensions of due dates. There is no assurance that the Company will be able to obtain such waivers and extensions.

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2001 Compared to Restated Third Quarter Ended September 30, 2000

         Net sales for the three-month period ended September 30, 2001 decreased approximately 34.2% to $61.2 million, compared to $93.0 million for the same period in 2000. Sales in 2000 included sales from the Company's Alabama concrete operations sold under two separate transactions in April and December of 2000; sales from Eastern Idaho operations, which were closed and the properties and certain equipment subsequently sold in the first quarter of 2001; sales from the Company's asphalt and construction operations in Nevada which were closed in November 2000; and sales from certain construction materials operations in Northern Utah sold in March 2001. Excluding sales from operations that were sold or closed in 2000 and the first quarter of 2001, the Company's sales decreased (8%) in the third quarter, which includes a decrease in sales at the Company's southeastern operations of $1.3 million (7%) and a decrease at the Company's western operations of $4.1 million (9%). Excluding sold or closed operations; sales for the quarter ended September 30, 2001 were approximately $61.2 million as compared to $66.6 million for the same period in 2000. Excluding the effect of sold or closed operations; aggregate sales decreased $1.1 million or 6%. This change was due to a decrease in aggregate tons sold and was partially offset by an increase in average selling prices. Asphalt, paving and construction sales, excluding the effect of sold or closed operations, in the third quarter of 2001 increased $0.3 million or 1% over the same period of 2000 and ready mix concrete sales decreased $2.7 million or 17% due primarily to an approximate 18% decrease in ready mix cubic yards sold. In addition, there were reductions in transportation and other sales.

         For the three month period ended September 30, 2001, the Company reported a gross profit of approximately $11.7 million or 19.0% of net sales, compared to a gross profit of $20.2 million or 21.7% of net sales, for the same period in 2000. Of the $8.5 million decrease in gross profit, approximately $3.7 million of the decline resulted from operations existing in 2000 that were sold or closed prior to the second quarter of 2001. A decrease in sales from continuing operations of approximately $5.4 million contributed an approximate $1 million to the decline in gross profit. The Company also experienced lower margins in its construction business in 2001 accounting for an additional $1.5 million decrease in gross profit. The decrease in construction margins from 21.0% in 2000 to 13.4% in 2001 was generally the result of an increase in the number of state projects which typically have lower margins, a more competitive marketplace and increases in certain construction related costs.

         In the second quarter of 2001, as a result of tight cash flows, higher costs, weakened demand for certain products and poor performance of the Company's western operations and to a lesser extent its southeastern operations, management began a comprehensive review of the Company's operations (primarily aggregate pits) or businesses for possible closure (either permanent or temporary), reorganization or sale. As a part of this review, management implemented new accounting policies that affected aggregate inventory valuation and cost allocations to capital projects. For the third quarter, these changes resulted in a decrease in gross profit of approximately $2.3 million in the Company's aggregates operations which included an approximate $.9 million inventory write-down.

         Selling, general and administrative expenses increased to approximately $9.5 million for the three-month period ended September 30, 2001 from approximately $7.4 million for the same period in 2000, an increase of $2.1 million, or 27.9%. This increase was due primarily to costs related to the Florida Rock transaction, increased legal fees, professional service fees and employee related costs in addition to an increase in the allowance for doubtful accounts. These increases were partially offset by reductions in selling, general and administrative costs at closed or sold operations.

         Depreciation, depletion and amortization expenses decreased approximately $1.0 million or 24.2%, to $3.2 million for the three-month period ended September 30, 2001 from $4.2 million for the same period in 2000. This decrease was primarily due to depreciation not being recorded on assets held for sale at the Company's southeastern operations in 2001. Depreciation at the Company's southeastern operations totaled approximately $1.1 million for the three-month period ended September 30, 2000 as compared to $0.1 million for the same period in 2001.

         The Company recorded a loss on disposal of assets of approximately $0.3 million in the third quarter of 2001. This loss related primarily to the disposition of land at the Company's southeastern operations.

         The Company recorded an asset impairment charge of approximately $0.6 million in the third quarter of 2001. This loss related to the write-down of an asphalt plant at the Company's western operations.

         Net interest and financing expenses increased $4.3 million to $9.6 million in 2001 from $5.2 million in 2000. This increase was primarily due to higher debt levels and an increase in interest rates and financing costs associated with amendments to the Company's senior credit facility and a lower level of capitalized interest in 2001 due to a reduced level of capital projects.

         Other (income)/expense improved to income of $3 thousand for the three-month period ended September 30, 2001 from an expense of $.7 million for the same period in 2000. This improvement was primarily due to charges for deferred finance costs and costs incurred in its review of strategic alternatives for its business recorded in 2000 without similar expenses being incurred by the Company in 2001.

         Net loss for the third quarter of 2001 was $7.4 million, or $0.49 per share, compared with net income of $1.7 million, or $0.11 per share, for the same quarter of 2000.

         The effective tax rates for the quarters ended September 30, 2001 and September 30, 2000 were approximately 36% and 35%, respectively.

Nine Months Ended September 30, 2001 Compared to Restated Nine Months Ended September 30, 2000

         Net sales for the nine-month period ended September 30, 2001 decreased by 28.5% to $165.1 million compared to $231.0 million for the same period of 2000. Sales in 2000 included sales from the Company's Alabama concrete operations sold under two separate transactions in April and December of 2000; sales from Eastern Idaho operations, which were closed and the properties and certain equipment subsequently sold in the first quarter of 2001; sales from the Company's asphalt and construction operations in Nevada that were closed in November 2000; and sales from certain construction materials operations in Northern Utah sold in March 2001. Excluding sales from operations that were sold or closed in 2000 and the first quarter of 2001, the Company's sales decreased approximately $8.0 million or 4.8% for the nine-month period ended September 30, 2001 as compared to the same period in 2000. The Company's southeastern operations recorded a net sales increase of $3.1 million (6%), and its western operations recorded a decrease in net sales of $11.1 million (10%). Excluding sold or closed operations, sales for the nine-month period ended September 30, 2001 were approximately $159.7 million as compared to $167.7 million for the same period in 2000. Excluding the effect of sold or closed operations, aggregate sales increased $1.2 million or 2%. This change was due to an increase in average selling prices that was partially offset by a decrease in aggregate tons sold. Asphalt, paving and construction sales, excluding the effect of sold or closed operations, in the nine-month period ended September 30, 2001 decreased $0.7 million, or 1%, over the same period of 2000 primarily due to a decrease in third party asphalt sales; and ready-mix concrete sales decreased $5.8 million or 13% primarily due to a decrease in cubic yards sold which was offset by a slight increase in average prices. Transportation and other sales were reduced from 2000 levels.

         For the nine-month period ended September 30, 2001, the Company reported a gross profit of approximately $13.0 million or 7.9% of net sales, compared to a gross profit of $50.8 million or 22.0% of net sales, for the same period in 2000. The decline in gross profit related primarily to the Company's western operations and to a lesser extent its southeastern operations. Approximately $11.1 million of the decline in gross profit resulted from operations existing at January 1, 2000 that were subsequently sold or closed prior to the second quarter of 2001. In the second quarter of 2001, as a result of tight cash flows, higher costs, weakened demand for certain products and poor performance of the Company's western operations and to a lesser extent its southeastern operations, management began a comprehensive review of the Company's operations (primarily aggregate pits) or businesses for possible closure (either permanent or temporary), reorganization or sale. The process is on going, but to date certain aggregate pits have been shutdown, and operations have been, or will be, curtailed or suspended at other sites. In addition, the transportation business has been closed. Capital expenditures have been dramatically curtailed, certain fixed assets have been sold and fixed assets which will no longer be used in the business or could not be identified or have been damaged or destroyed, have been written down to their realizable value or written-off. Goodwill or quarry development costs, which were associated with closed business or aggregate pits, were written-off. At some closed locations, adjustments to deferred royalties were required, expense accruals for future advance minimum royalties due were recorded and related stripping costs have been written-off. Inventory at these sites, or at continuing sites, which will not be sold, is in excess of foreseeable demand or has a carrying value in excess of the market value has been written-off or reserved, as appropriate. These charges totaled approximately $17.0 million in the second quarter of 2001 and approximately $1.5 million in the third quarter of 2001 of which $13.8 million is included in cost of products sold, $2.6 million is included in depreciation, depletion and amortization expense and $1.5 million is included in loss on disposal of assets in the accompanying Condensed Consolidated Statement of Operations. It is possible that additional write-offs may be required as management completes its review of all operations and conducts a full physical count of all fixed assets in the second half of 2001. In addition to these charges taken through the nine-month period ended September 30, 2001, gross profit was lower than the prior year due to decreases in the Company's margins, primarily in its construction businesses. The decrease in construction margins from 21.7% in 2000 to 11.3% in 2001 was the result of an increase in the number of state projects which typically have lower margins, a more competitive marketplace and increases in certain construction related costs. Also, as a result of significantly curtailed capital expenditures, costs charged to operations at the quarries are higher in 2001 versus prior years.

         Selling, general and administrative expenses were $27.2 million for the nine-month period ended September 30, 2001 versus $24.2 million in 2000, an increase of $3.0 million or 12.5%. This increase was due to costs related to the Florida Rock transaction, increased legal fees, professional service fees and employee related costs in addition to an increase in the allowance for doubtful accounts to reflect management's estimates of the changes in the status of the collectability of specific accounts. These increases were partially offset by reductions in selling, general and administrative costs at closed or sold operations.

         Depreciation, depletion and amortization expenses increased approximately $2.0 million or 16.1% to $14.3 million for the nine-month period ended September 30, 2001 from $12.3 million for the same period of 2000. This change was primarily due to charges of approximately $2.6 million related to the write-off of goodwill in connection with a closed transportation business and quarry development costs associated with closed aggregate pits; and depreciation, depletion and amortization expenses recorded in 2001 for 2000 capital expenditures. This increase was partially offset by lower depreciation, depletion and amortization expenses recorded during the period due to a decrease in total assets as a result of asset sales; and depreciation not being recorded for the third quarter only, on assets held for sale at the Company's southeastern operations for which depreciation was recorded in 2000.

         The Company recorded a loss on disposal of assets of approximately $1.8 million for the nine-month period ended September 30, 2001. This loss related primarily to the sale of assets from the Company's western operations with a net book value of approximately $2.3 million. The Company netted proceeds of approximately $0.8 million in the transaction. In addition, the Company incurred losses related to the disposition of land at the Company's southeastern operations.

         During the nine-month period ended September 30, 2001, the Company recorded restructuring costs of approximately $1.7 million, representing the loss on the sale of one of the Company's operations in Idaho of $0.5 million; cash charges of $0.7 million for severance benefits to terminated employees and lease obligations; and $0.5 million relating to severance and relocation costs for the move of the Company's corporate office from San Mateo, California to Draper, Utah.

         During the second quarter of 2001, the Company made a decision to sell its southeastern operations. As a result, an evaluation for impairment of long-lived assets was performed. Based upon this analysis, the Company determined that the fair market value of these long-lived assets was less than the carrying value. Accordingly, during the second quarter of 2001, the Company adjusted the carrying value of these assets to their estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of approximately $14.8 million. In addition, the Company recorded an asset impairment charge of approximately $0.6 million related to the write-down of an asphalt plant at the Company's western operations.

         Net interest and financing expenses increased $10.8 million to $24.8 million in 2001 from $14.0 million in 2000. This increase was primarily due to higher debt levels and an increase in interest rates and financing costs associated with amendments to the Company's senior credit facility and a lower level of capitalized interest in 2001 due to a reduced level of capital projects.

         Other expenses increased to approximately $1.1 million for the nine-month period ended September 30, 2001 from approximately $.7 million for the same period in 2000. This increase was primarily due to charges of approximately $1.0 million for the write-off of deferred finance charges relating to a reduction in the borrowing capacity under the Company's revolving loan resulting from the Sixth Amendment to its Credit Agreement (in addition to the extraordinary charge described below) and other deferred fees related to operations that have been closed or sold.

         In connection with the various refinancings of the Company's debt, fees and costs of $2.7 million, some of which were previously capitalized, net of a tax benefit of $1.5 million, were recorded as an Extraordinary Item - Loss on Extinguishment of Debt in the second quarter of 2001.

         Net loss for the nine-month period ended September 30, 2001 was $50.8 million, or $3.41 per share, compared with a net loss of $0.3 million, or $0.02 per share, for the same period of 2000.

         The effective tax rates for the nine-month periods ended September 30, 2001 and September 30, 2000 were approximately 34% and 35%, respectively.


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

         In May 2001, the Company terminated the employment of two senior executives. The executives have asserted claims for severance against the Company and other unspecified damages. The Company has denied the claims. However, on November 1, 2001, the Company executed a Settlement Agreement and Release with one of the executives. The total settlement is estimated to be approximately $476 thousand which includes among other things the satisfaction of notes receivable of $189 thousand, cash payment of $25 thousand and the execution of two promissory notes totaling $150 thousand bearing zero interest payable by the Company in three equal annual installments commencing October 1, 2002. The Company has recorded the settlement expense in the third quarter 2001.

         From time to time, the Company and its subsidiaries have been involved in various legal proceedings relating to it and its subsidiaries' operations and properties which, except for the proceedings described in the previous paragraph, we believe are routine in nature and incidental to the conduct of it and its subsidiaries' business. The Company and its subsidiaries' ultimate legal and financial liability with respect to these matters cannot be estimated with certainty, but we believe, based on examination of such matters, that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's business, financial condition or results of operations.


Item 3. Defaults Upon Senior Securities

         The Company was not in compliance with a financial covenant under the Sixth Amendment to its Credit Agreement that requires a minimum EBITDA (defined as net income before minority interests, interest expense, income tax expense, depreciation, depletion and amortization and non-cash restructuring charges incurred in connection with business closures and asset dispositions) of $12.5 million for the period from April 1, 2001 through September 30, 2001. The Company was also in default of a substantially equivalent financial covenant under the subordinated notes that requires a minimum EBITDA of $11.25 million for the period from April 1, 2001 through September 30, 2001. The actual EBITDA for this period was a loss of $26.9 million. In addition, the Company was in default under the Eighth Amendment to its Credit Agreement in that it did not pay certain fees by September 28, 2001 and did not repay the principal and interest due on September 30, 2001.

         On September 27, 2001, the Company entered into a Ninth Amendment to its Credit Agreement with its existing senior secured lenders pursuant to which the Company received waivers of non-compliance with certain financial and non-financial covenants under the senior secured credit facility. This Ninth Amendment also provides for a deferral of all fees, interest and principal due between September 28, 2001 and November 15, 2001 to November 16, 2001. The effectiveness of this Amendment is subject to certain conditions including receiving waivers of non-compliance with certain substantially equivalent financial covenants under the subordinated notes and waivers of default under certain other debt instruments, which have been requested but not yet received. There is no assurance that the Company will be able to obtain such waivers.

         The Company is currently in discussions with its senior secured lenders relative to restructuring of its indebtedness and for an extension of the November 16, 2001 due date for certain principal payments in the amount of $8.8 million, interest in the amount of approximately $2.0 million and fees in the amount of $1.9 million, and for a deferral of the November 30, 2001 interest payment. The Company's ability to continue as a going concern is dependent on its ability to refinance and restructure its indebtedness. There is no assurance that the Company will be able to achieve any of the foregoing.

Item 5. Other Information

         On October 18, 2001, Bruce V. Rauner resigned from the Board of Directors.


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

                  4.1(ix) Eighth Amendment to Third Amended and Restated Credit Agreement dated as of August 14, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent

                  4.1(x) Ninth Amendment to Third Amended and Restated Credit Agreement dated as of September 27, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent

                  10.1* Asset Purchase Agreement, dated as of July 11, 2001, by and among SRM Aggregates, Inc., Bradley Stone & Sand, Inc., BHY Ready Mix, Inc., Dekalb Stone, Inc., Mulberry Rock Corporation, Bama Crushed Corporation, Grove Materials Corporation, U.S. Aggregates, Inc., and Florida Rock Industries, Inc. (Preliminary Proxy Statement, Annex B, filed July 20, 2001)

                  10.2* Termination and Release Agreement dated October 12, 2001 (Form 8-K, Exhibit 10.1, filed October 16, 2001)

             * Incorporated by reference to the filing indicated

         (b)      Reports on Form 8-K

         1. On July 12, 2001 the Registrant filed a report on Form 8-K announcing that it had entered into an Asset Purchase Agreement (the "Agreement") with Florida Rock Industries, Inc. for the sale of the assets of SRM Aggregates, Inc., Bradley Stone & Sand, Inc., BHY Ready Mix, Inc., Mulberry Rock Corporation, Bama Crushed Corporation, wholly owned subsidiaries of the Company, and Dekalb Stone, Inc., a majority owned subsidiary of the Company, to Florida Rock Industries, Inc for approximately $105 million in cash, plus the assumption of certain external debt and equipment operating leases, having an approximate value of $45 million.

         2. On August 24, 2001 the Registrant filed a current report on Form 8-K announcing that it was delaying the date of its Special Meeting of Stockholders until September 20, 2001 to allow for a full review of its preliminary proxy statement by the Securities and Exchange Commission.

         3. On September 20, 2001 the Registrant filed a report on Form 8-K announcing that it had relocated its principal executive offices from 400 South El Camino Real, Suite 500, San Mateo, California 94402 to 147 West Election Road, Suite 110, Draper, Utah 94020.

         4. On September 28, 2001 the Registrant filed a report on Form 8-K announcing that it had received a request for a reduction in the purchase price of its Southeastern Assets.

         No other reports on Form 8-K were filed during the three months ended September 30, 2001.

All other items specified by Part II of this report are inapplicable and accordingly have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     U.S. AGGREGATES, INC.



Dated:   November 14, 2001                            /s/  Stanford Springel
                                                     -------------------------
                                                     Stanford Springel
                                                     Chief Executive Officer

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

         4.1(ix) Eighth Amendment to Third Amended and Restated Credit Agreement dated as of August 14, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent

         4.1(x) Ninth Amendment to Third Amended and Restated Credit Agreement dated as of September 27, 2001 by and among the Company, various financial institutions and Bank of America National Trust and Savings Association, individually and as agent

         10.1* Asset Purchase Agreement, dated as of July 11, 2001, by and among SRM Aggregates, Inc., Bradley Stone & Sand, Inc., BHY Ready Mix, Inc., Dekalb Stone, Inc., Mulberry Rock Corporation, Bama Crushed Corporation, Grove Materials Corporation, U.S. Aggregates, Inc., and Florida Rock Industries, Inc. (Preliminary Proxy Statement, Annex B, filed July 20, 2001)

         10.2* Termination and Release Agreement dated October 12, 2001 (Form 8-K, Exhibit 10.1, filed October 16, 2001)

               *  Incorporated by reference to the filing indicated