Form 10-K/A
period 2000-12-31
U S AGGREGATES INC
filed 2001-11-16
CIK 1054422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 2
                                       on
(Mark One)                        FORM 10-K/A
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                        Commission File Number 001-15217
                                               ---------

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

                       147 West Election Road, Suite 110,
                               Draper, Utah 84020
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 984-2600
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
     Common Stock, $.01 par value               New York Stock Exchange
     ----------------------------               -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant determined in accordance with Rule 405, based upon closing sales price for the registrant's common stock, as reported on the New York Stock Exchange, was approximately $43,552,082.

     Number of shares of registrant's common stock outstanding as of March 20, 2001 were 14,900,593.

                                  INTRODUCTION

         The purpose of this amendment is to amend (i) Item 1 (Business), (ii)
Item 2 (Properties) and (iii) Item 7 (Management's Discussion and Analysis). Other than the aforementioned changes, all other information included in the initial filing as amended by Amendment No. 1 on Form 10-K/A filed on September 7, 2001 is unchanged.


--------------------------------------------------------------------------------


                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                   FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



                                    CONTENTS



   PART       ITEM                                                          PAGE

     I          1     Business                                                3
                2     Properties                                              6

    II          7     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                8

               --     Signatures                                             15

                                     PART I


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


                              U.S. AGGREGATES, INC.
             SHIPMENTS OF AGGREGATES, ASPHALT AND READY-MIX CONCRETE

                                          YEARS ENDED DECEMBER 31,
                                  ---------------------------------------
                                   2000     1999     1998     1997     1996
                                   ----     ----     ----     ----     ----
                                                (in millions)
Tons of aggregates sold:
  Sold directly to customers       15.0     13.7     11.9     6.6      5.1
  Used internally                   4.7      5.4      3.9     2.9      2.1
                                   ----     ----     -----    ---      ---
    Total tons of aggregates sold  19.7     19.1     15.8     9.5      7.2
       PERCENTAGES OF AGGREGATES
         USED INTERNALLY FOR
          ASPHALT AND CONCRETE     23.9%    28.3%    24.7%   30.5%    29.2
Tons of asphalt sold                1.8      2.2      1.6     1.3      0.9
Yards of ready-mix concrete sold    1.6      1.8      1.4     0.9      0.9

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

     As a result of the Audit Committee's review, certain members of management resigned, were put on administrative leave, or were terminated. These included the Company's former Executive Vice President and Chief Financial Officer, the president of the Western Operations and the Controller of the Western Operations. The Company has hired Stanford Springel as its new Chief Executive Officer and acting Chief Financial Officer, and retained the services of Charles Boryenace of FTI Policano & Manzo, a consultant with substantial financial experience, to assist the Company in its financial, accounting and cash management functions. Additionally, the Western Operations have hired John Friton as its new Chief Financial Officer and Richard Rawdin as its new Controller. A number of other employees have been terminated or re-assigned. The Company's San Mateo office is being closed and all financial operations transferred to Draper, Utah, headquarters of the Company's Western Operations, where the Company's Chief Executive Officer is now located.

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

     In 2001, the Company continued its plan to sell certain assets to improve its strategic position, reduce debt and improve its liquidity. Effective as of March 30,2001, the Company sold certain of its operations in northern Utah to Oldcastle Materials, Inc. for a total sales price of $30.9 million, inclusive of $6 million in contingent proceeds which relate to the Company obtaining zoning/permits for the operations sold, and which as of the date of this report are not recorded and have not been received. That transaction included the sale of the ready mix businesses in the greater Salt Lake area, a leasehold interest in one quarry, the subleasing of another and the sale of an asphalt plant. The sales proceeds were utilized to pay-down debt and certain operating leases and provided the Company with additional liquidity. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. In order to provide sufficient liquidity to fund operations, capital requirements and debt service, the Company will need to continue its plan to sell certain assets (See Liquidity and Capital Resources). In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The lease term is for a 40-year period and requires Oldcastle to pay a minimum annual royalty of $0.1 million. Royalty rates are $0.05 per ton of aggregate utilized during the first two years of the agreement, $0.10 per ton for the third through the fifth years and $0.25 per ton thereafter. The carrying value of the assets leased to Oldcastle as of June 30, 2001 was approximately $47.6 million.


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


         The following table summarizes the Company's production facilities:


                                              Estimated Reserves     Production
                                              12/31/00               Year Ended 12/31/00
                                              (000's Tons)           (000's Tons)
                                              (See Notes)            (See Notes)
Quarry Location                                                                                Lease Terms

SOUTHEAST DIVISION

OPERATING PLANTS

The Company has six aggregate
operations in Alabama located at              Leased     497,000
Tarrant, Calera, O'Neal, Tuscumbia,           Owned      152,000
Alabaster, and Vance and one                            ---------                             Current to 40 years
aggregate plant located in                    Total      649,000           8,484
Cleveland, TN and two aggregate
plants in Sequatchie, TN.

DEVELOPING SITES


The Company has one developing quarry in
Alabama located at Calera and two
developing quarries located in Dekalb and
Mulberry, GA.                                 Leased     287,000                              Current to 30 years
                                              Owned         -0-               -0-
                                                       --------
                                              Total      287,000

WESTERN DIVISION

MAJOR AGGREGATE OPERATIONS

The company has five aggregate plants
located in the Wasatch Front of Northern
Utah: Northern Salt Lake City (2), Draper,
Lehi, and Genola, Two in Central Utah:
Centerfield and Elsinor, Three in Southern
Utah: Cedar City (1) and St. George (2), one in Las Vegas and two in Boise, Idaho:
Eagle and Middleton.


Total Major Aggregate Operations                      494,000           8,942


Other small operations in Utah, Idaho and             136,000           2,271
Arizona.                                              -------          -------
                                                      630,000
Total                                            See Notes (1)-(4)     11,213



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



                              U.S. AGGREGATES, INC.
                        AGGREGATE RESERVES BY MARKET AREA


                                                        ZONED/
                                                       PERMITTED
                                                   (IN MILLIONS TONS)
            Alabama  ................................      574
            Eastern Tennessee........................       75
            Northern Utah............................      362
            Central Utah.............................      110
            So. Utah/SE Nevada/NW Arizona............      124
            Idaho....................................       34
                                                         -----
               Total                                     1,279
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


                                     PART II


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


     In 2001, the Company continued its plan to sell certain assets to improve its strategic position, reduce debt and improve its liquidity. Effective as of March 30, 2001, the Company sold certain of its operations in northern Utah to Oldcastle Materials, Inc. for a total sales price of $30.9 million, inclusive of $6 million in contingent proceeds which relate to the Company obtaining zoning/permits for the operations sold, and which as of the date of this report are not recorded and have not been received. That transaction included the sale of the ready mix businesses in the greater Salt Lake area, a leasehold interest in one quarry, the subleasing of another and the sale of an asphalt plant. The sales proceeds were utilized to pay-down debt and certain operating leases and provided the Company with additional liquidity. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. In order to provide sufficient liquidity to fund operations, capital requirements and debt service, the Company will need to continue its plan to sell certain assets (See Liquidity and Capital Resources). In connection with the sale, the Company entered into a long-term, royalty bearing lease of a quarry to Oldcastle. The lease term is for a 40-year period and requires Oldcastle to pay a minimum annual royalty of $0.1 million. Royalty rates are $0.05 per ton of aggregate utilized during the first two years of the agreement, $0.10 per ton for the third through the fifth years and $0.25 per ton thereafter. The carrying value of the assets leased to Oldcastle as of June 30, 2001 was approximately $47.6 million. In order to provide sufficient liquidity to fund operations, capital requirements and debt service, the Company will need to continue its plan to sell certain assets (See Liquidity and Capital Resources).

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


RESULTS OF OPERATIONS

     The following table presents net sales, gross profit, selling, general and administrative expenses, depreciation, depletion and amortization, gain on disposal of assets, restructuring charges, asset impairment charges income/(loss) from operations, and net interest expense for U.S. Aggregates:


                                                                     YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                        2000                   1999                       1998
                                              ------------------------  ----------------------   --------------------
                                                                     (DOLLARS IN THOUSANDS)
Net sales                                      $291,689      100.0%      $308,592      100.0%     $237,333      100.0
Gross Profit                                     56,315       19.3         84,504       27.4        60,519       25.5
Selling, general and administrative expenses     35,825       12.3         32,035       10.4        25,001       10.5
Depreciation, depletion and amortization         16,816        5.8         12,851        4.2        11,098        4.7
(Gain) on disposal of assets                     (2,021)       0.7             --        --             --        --
Restructuring costs                               2,199        0.8             --        --             --        --
Asset impairment charge                           8,447        2.9             --        --             --        --
Income (loss) from operations                    (4,951)       1.7         39,618       12.8        24,420       10.3
Interest expense, net                            19,964        6.8         16,042        5.2        14,351        6.0



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



                                    Requirements pursuant     Requirements pursuant
                                      to Senior CREDIT         to Subordinated Note
Ratio                                     AGREEMENT                 AGREEMENT                ACTUAl
                                          ---------           ----------------------         -----
Minimum
Interest Coverage                            1.75                      1.60                   1.02
Minimum
Fixed Charge Coverage                         .80                       .65                    .42
Maximum
Leverage                                     5.75                      6.50                  10.43


The Company subsequently entered into amendments (Fifth and Sixth Amendments) with its senior secured lenders which waive all existing covenant defaults, adjust future financial covenants, defer certain principal payments until March 31, 2002, modify the debt repayment schedule, establish a borrowing base on the revolver, provide the Company with additional liquidity from the sale of certain assets, establish monthly interest payment schedules, provide for increased interest rates to Alternate Base Rate (equal to the higher of .50% above the Federal Funds Rate and the Bank of America reference rate) plus 5.00% or Eurodollar Rate plus 6.00%, of which 2.00% is capitalized and added to principal for the period through March 31, 2002. The Sixth Amendment also provides for a fee of $1.25 million if the senior credit facility is not paid in full by March 31, 2002.

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


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2001.



                                                     U.S. AGGREGATES, INC.


                                                     /s/ James A. Harris
                                                     ------------------------
                                                     James A. Harris
                                                     Chairman of the Board