Form 10-Q/A
period 2001-06-30
U S AGGREGATES INC
filed 2001-11-16
CIK 1054422

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 Amendment No. 2
                                       on
                                   FORM 10-Q/A
             (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


                       147 West Election Road, Suite 110,
                               Draper, Utah 84020
              ---------------------------------------------------
              (Address, of principal executive offices) (Zip Code)

                                 (801) 984-2600
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


        400 South El Camino Real, Suite 500, San Mateo, California 84020
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            Class                       Shares Outstanding as of July 31, 2001
------------------------------          --------------------------------------
Common stock, $.01 par value                       14,900,593

                                  INTRODUCTION

     The purpose of this amendment is to amend (i) Note 3 (Long-Term Debt), (ii)
Note 12 (Sale of Northern Utah Assets) and (iii) Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations). Other than the aforementioned changes, all other information included in the initial filing as amended by Amendment No. 1 on Form 10-Q/A filed on September 7, 2001 is unchanged.

-------------------------------------------------------------------------------


                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A
                       FOR THE QUARTER ENDED JUNE 30, 2001



                                    CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.

           Item 1.   Financial Statements
                        Condensed Consolidated Balance Sheets                  3
                        Condensed Consolidated Statements of Operations        4
                        Condensed Consolidated Statements of Cash Flows        5
                        Notes to Condensed Consolidated Financial Statements   6

           Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations      14




SIGNATURES                                                                    21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               JUNE 30,       DECEMBER 31,
                                                                                2001              2000
                                                                             ----------        ---------
                                                                             (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $   7,366        $  5,021
  Trade accounts receivable, net                                                 36,141          34,860
  Inventories, net                                                               19,334          29,795
  Assets held for sale                                                           91,288          23,880
  Prepaid expenses and other current assets                                       5,493           7,537
                                                                              ---------        --------
      Total current assets                                                      159,622         100,913
                                                                              ---------        --------
PROPERTY, PLANT AND EQUIPMENT                                                   242,564         333,901
Less: Accumulated depreciation and depletion                                    (36,893)        (41,835)
                                                                              ---------        --------
      Net property, plant and equipment                                         205,671         292,066
                                                                              ---------        --------
INTANGIBLE ASSETS, net                                                            4,262          18,823

OTHER ASSETS                                                                      4,400          15,504
                                                                              ---------        --------
      Total assets                                                            $ 373,955        $427,206
                                                                              =========        ========

                  LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES                                                           $  75,058        $ 64,850

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion            190,641         190,673

DEFERRED INCOME TAXES, net                                                       24,370          47,377

OTHER                                                                             1,801             330
                                                                              ---------        --------
      Total liabilities                                                         291,870         303,230
                                                                              ---------        --------
MINORITY INTEREST, net                                                               11              11
                                                                              ---------        --------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    14,908,222 shares outstanding, including 7,629 shares of treasury stock         149             149
  Additional paid-in capital                                                    125,219         123,648
  Notes receivable from sale of stock                                            (1,292)         (1,243)
  Treasury stock, at cost                                                            (2)             (2)
  Retained earnings (deficit)                                                   (42,000)          1,413
                                                                              ---------        --------
      Total shareholders' equity                                                 82,074         123,965
                                                                              ---------        --------
      Total liabilities, minority interest and shareholders' equity            $373,955        $427,206
                                                                              =========        ========


        The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                              JUNE 30,                             JUNE 30,
                                                                   ------------------------------        --------------------------
                                                                      2001                2000             2001             2000
                                                                   -------------      -----------        ---------       ----------
                                                                           (UNAUDITED)                           (UNAUDITED)
NET SALES                                                                $60,123          $83,423         $103,855         $138,009
COST OF PRODUCTS SOLD                                                     61,757           62,067          102,503          107,399
                                                                        -------           -------         --------         --------
      Gross profit (loss)                                                 (1,634)          21,356            1,352           30,610

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               9,686            7,776           17,723           16,771
DEPRECIATION, DEPLETION AND AMORTIZATION                                   6,732            4,126           11,150            8,139
LOSS ON DISPOSAL OF ASSETS                                                 1,529             --              1,480             --
RESTRUCTURING COSTS                                                          525             --              1,715             --
ASSET IMPAIRMENT CHARGE                                                   14,750             --             14,750             --
                                                                        -------           -------         --------         --------
      Income (loss) from operations                                      (34,856)           9,454          (45,466)           5,700
OTHER EXPENSES:
  Interest and financing, net                                             (7,384)          (4,644)         (15,254)          (8,722)
  Other, net                                                              (1,011)             (34)          (1,113)             (28)
                                                                        --------          -------         --------         --------
      Income (loss) before income taxes                                  (43,251)           4,776          (61,833)          (3,050)

BENEFIT FROM (PROVISION FOR) INCOME TAXES                                 14,642           (1,671)          21,146            1,068
                                                                        --------          -------         --------         --------
      Income (loss) before extraordinary item                            (28,609)           3,105          (40,687)          (1,982)

EXTRAORDINARY ITEM: Loss on extinguishment of debt,
  less applicable income tax benefit of $1,468                            (2,726)              --           (2,726)              --
                                                                        --------          -------         --------         ---------
      Net income (loss)                                                 $(31,335)          $3,105         $(43,413)         $(1,982)
                                                                        ========          =======         ========         =========

Income (loss) per common share--basic
  Income (loss) before extraordinary item available for
    common shareholders                                                   $(1.92)           $0.21           $(2.73)          $(0.13)
  Extraordinary item, net of tax                                           (0.18)            --              (0.18)             --
                                                                      ----------        ---------       ----------       ----------
  Net income (loss) available for common shareholders                     $(2.10)           $0.21           $(2.91)          $(0.13)
                                                                      ==========        =========       ==========       ==========
  Weighted average common shares outstanding                          14,900,593       14,900,593       14,900,593       14,900,593

Income (loss) per common share--diluted
  Income (loss) before extraordinary item available for
    common shareholders                                                   $(1.92)           $0.20           $(2.73)          $(0.13)
  Extraordinary item, net of tax                                           (0.18)            --              (0.18)             --
                                                                      ----------          ---------         ---------    ----------
  Net income (loss) available for common shareholders                     $(2.10)           $0.20           $(2.91)          $(0.13)
                                                                      ==========        =========         =========      ==========
  Weighted average common shares outstanding                          14,900,593       15,216,029       14,900,593       14,900,593



        The accompanying notes are an integral part of these statements.

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 ----------------------
                                                                                    2001         2000
                                                                                 ----------   ---------
                                                                                       (UNAUDITED)
NET CASH USED IN OPERATING ACTIVITIES                                             $(20,337)   $(14,086)
                                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                       (3,391)    (22,773)
   Proceeds from sale of assets                                                     25,845       4,836
                                                                                  --------    --------
            Net cash provided by (used in) investing activities                     22,454     (17,937)
                                                                                  --------    --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                            (26,079)    (17,364)
   New borrowings                                                                   27,400      50,500
   Dividends paid                                                                     --          (894)
   Debt issuance costs                                                              (1,093)     (1,965)
                                                                                  ---------   ---------
            Net cash provided by financing activities                                  228      30,277
                                                                                  ---------   ---------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,345      (1,746)
 CASH AND CASH EQUIVALENTS, beginning of period                                      5,021       4,478
                                                                                  ----------  ---------
 CASH AND CASH EQUIVALENTS, end of period                                           $7,366      $2,732
                                                                                 ==========   ========
 DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                       $9,816      $9,497
     Income taxes                                                                      298         672
 NON-CASH TRANSACTIONS:
   Value assigned to warrants                                                        1,571        --
   Addition of equipment acquisition agreements                                     11,738
   Dividends declared but not paid                                                    --           447
   Addition of capital lease obligations                                              --        14,224
   Termination of capital lease obligation                                             520        --
   Net inventory sold as part of sale of Northern Utah assets                        1,416        --
   Net other assets sold as part of sale of Northern Utah assets                       223        --
   Debt assumed by buyers as part of sale of Northern Utah assets                    1,849        --
   Transfer of assets held for sale as part of the sale of Northern Utah Assets     22,381        --



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

                     U.S AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Closed transportation business, primarily good will         $1.7
Quarry development related to closed leased quarries         1.0
Deferred royalties related to closed leased quarries         0.5
Future minimum royalties related to closed leased quarries   0.5
Deferred stripping costs                                     0.5
Loss on sale of assets                                       1.5
Inventory writedowns                                         5.6
Fixed asset write-offs                                       5.0
Prepaid expense adjustments                                  0.7
                                                            ----
                                                           $17.0
                                                           =====

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


3.       Long-Term Debt

         A summary of long-term debt is as follows:

                                                                      JUNE 30,        DECEMBER 31,
                                                                        2001              2000
                                                                     -----------       ----------
                                                                           (DOLLARS IN THOUSANDS)
 Prudential Insurance subordinated notes, net of discount
   of $530 and $575, respectively                                    $   44,470         $ 44,425
 GTCR Fund IV junior subordinated note, net of discount
   of $543                                                                1,529                -
 Bank of America term loan A                                             74,396           30,900
 Bank of America term loan B                                             38,035           43,004
 Bank of America revolving loan                                          35,000           77,600
 Notes payable to former shareholders                                     1,145            1,890
 Capital lease obligations                                                8,471           11,240
 Other                                                                    2,994            4,456
                                                                     -----------       ---------
     Total long-term debt and capital lease obligations                 206,040          213,515
 Less: Current portion                                                  (15,399)         (22,842)
                                                                     ----------        ---------
     Long-term debt and capital lease obligations,
        net of current portion                                       $  190,641        $ 190,673
                                                                     ==========        =========

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

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

$0.01; and market value of the Company common stock of $1.40 and $1.45 on the issuance dates of the warrants to Prudential Insurance and GTCR Fund IV, respectively.

     On May 30, 2001, the Company entered into a Seventh Amendment to its Credit Agreement with its existing senior secured lenders to provide $6.0 million of additional liquidity to the Company. The Company borrowed the $6.0 million available under the agreement during the quarter ended June 30, 2001. This agreement was subsequently supplemented and currently provides for an interest rate of Alternate Base Rate (equal to the higher of .50% above the Federal Funds Rate and the Bank of America reference rate) plus 7.00%, a fee of $1.15 million is payable upon the earlier of September 28, 2001 or the consummation of the sale of certain assets. An amendment fee of 25 basis points, or approximately $0.4 million is payable upon the earlier of September 30, 2001 (expiration of this short-term agreement) or the consummation of certain asset sales.

     In late July 2001 the Company repaid $0.5 million under its revolving credit agreement and subsequently issued its surety a $0.5 million letter of credit as collateral for the issuance of up to $5 million of surety bonds supporting the construction activities of its western operations.

     On August 14, 2001, the Company entered into an Eighth Amendment to its Credit Agreement with its existing senior secured lenders pursuant to which the Company received waivers of non-compliance with certain financial and non-financial covenants under the senior secured credit facility. Prior to the amendment the Company was not in compliance with a financial covenant under the Sixth Amendment to its Credit Agreement that requires a minimum EBITDA (defined as net income before minority interests, interest expense, income tax expense, depreciation, depletion and amortization and non-cash restructuring charges incurred in connection with business closures and asset dispositions) of $5.5 million for the quarter ending June 30, 2001. The actual EBITDA for this quarter was a loss of $28.0 million. The Company was also in default under the Seventh Amendment to its Credit Agreement in that it did not repay the principal and capitalized interest due on its Term C loan by July 31, 2001. This Eighth Amendment also provides $3.0 million of additional liquidity to the Company at an interest rate of a Alternate Base Rate (equal to the higher of .50% above the Federal Funds Rate and the Bank of America reference rate) plus 7%. As of August 31, 2001, the Alternate Base Rate was 6.5%. Additionally, the Eighth Amendment provides for a fee of $0.125 million which is deferred until the earlier of September 28, 2001 or the consummation of the sale of the Company's southeastern operations as described in Note 7. Sale of Southeastern Operations. Amounts borrowed under the agreement are due on the earlier of September 30, 2001 or the consummation of the sale of the southeastern operations. The effectiveness of the Eighth Amendment is subject to certain conditions including receipt by the Company of definitive documentation of a forbearance agreement referred to in the next paragraph. The Eighth Amendment became effective on September 5, 2001. In addition, on August 14, 2001, the Company received waivers of non-compliance with certain substantially equivalent financial covenants under the subordinated notes.

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

     The Company has continued to classify a portion of its senior secured credit facility and its subordinated notes as long term obligations as the Company has received waivers of existing defaults from such lenders, thereby precluding the lenders from accelerating payment of such obligations. In connection with the various refinancings of the Company's debt, fees and costs of $2.7 million, some of which were previously capitalized, net of a tax benefit of $1.5 million, were recorded as an Extraordinary Item - Loss on Extinguishment of Debt in the second quarter of 2001.


4.       Shareholders' Equity

     The following Statement of Changes in Shareholders' Equity summarizes the Company's equity transactions between December 31, 2000 and June 30, 2001:



                                                                                          TREASURY STOCK
                                                                          NOTES        --------------------
                                       COMMON STOCK        ADDITIONAL   RECEIVABLE      SHARES              RETAINED   TOTAL
                                     ------------------     PAID-IN     FROM SALE       HELD IN             EARNINGS  SHAREHOLDERS'
                                     SHARES      AMOUNT     CAPITAL      OF STOCK       TREASURY     AMOUNT (DEFICIT)   EQUITY
                                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT
  DECEMBER 31, 2000                 14,908,222   $149     $123,648     $(1,243)          7,629       $ (2)  $  1,413   $123,965
  Notes receivable, net of
    payments                                --     --           --         (49)             --         --         --        (49)
  Issurance of stock warrants               --     --        1,571          --              --         --      1,571
  Net loss                                  --     --           --          --              --         --     43,413)   (43,413)
                                    ---------    ----     --------    --------          ------     ------   --------   ---------
 BALANCE AT JUNE 30, 2001           14,908,222   $149     $125,219     $(1,292)          7,629       $ (2)  $(42,000)   $82,074
                                    ==========  =====     ========    =========         ======     ======   ========   =========


        The accompanying notes are an integral part of these statements.


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


7.       Sale of Southeastern Operations

                     U.S AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

8.       Inventories

         Inventories consist of the following as of:
                                         JUNE 30,       DECEMBER 31
                                           2001             2002
                                        ---------        ---------
                                           (DOLLARS IN THOUSANDS)
Finished products                        $18,538           $26,835
Raw materials                                899             1,892
Supplies and parts                           844               768
Fuel                                         276               324
Less: Allowances                          (1,263)              (24)
                                         -------           -------
                                         $19,334           $29,795
                                         =======           =======

         Inventories are pledged as security under various debt agreements.

9.       Income (Loss) Per Share

                                                                THREE MONTHS ENDED JUNE 30,
                                             ---------------------------------------------------------------------
                                                          2001                                  2002
                                             --------------------------------- -----------------------------------
                                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     PER SHARE                           PER SHARE
                                               LOSS        SHARES     AMOUNT     INCOME     SHARES        AMOUNT
                                             ----------  ----------  --------   -------   -----------    --------
Basic income (loss) before
   extraordinary item available
     for common shareholders                $ (28,609)  14,900,593  $ (1.92)   $ 3,105    14,900,593    $  0.21
 Effect of dilutive securities                                  --                           315,436
                                                        ----------                        ----------
 Dilutive income (loss) before
   extraordinary item  available
    for common shareholders                 $ (28,609)  14,900,593  $ (1.92)   $ 3,105    15,216,029    $  0.20
                                             =========  ==========  ========    =======   ===========    ======

                     U.S AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                     U.S. AGGREGATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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


     As a result of dependence upon the construction industry, the profitability of aggregates producers, including the Company, is sensitive to national regional and local economic conditions, and particularly to downturns in construction spending and changes in the level of infrastructure spending funded by the public sector. In fact, the Company's performance has been affected by the slowing economy and reduced governmental spending. Additionally, increases in the price of oil and energy costs affect the cost of processing and transporting the Company's products. These increased costs have also impacted the profitability of the Company. The combination of the foregoing as well as the increase in both the level and cost of borrowings have and will continued to unfavorably impact the liquidity of the Company.

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

     In March 2001, the Company sold certain of its construction materials operations in Northern Utah to Oldcastle Materials, Inc. for a total sales price of $30.9 million, inclusive of $6 million in contingent proceeds which relate to the Company obtaining zoning/permits for the operations sold, and which as of the date of this report are not recorded and have not been received.. The proceeds were utilized to pay down debt and certain operating leases and provide the Company with additional liquidity. The revenues and total assets related to the sold properties represented approximately 14% and 6%, respectively, of the Company's 2000 consolidated totals. On April 2, 2001, the Company received $22.2 million of cash proceeds and applied $14.2 million to the pay-down of its senior credit facility. In addition, there are potential contingent proceeds in the amount of $6.0 million, which the Company has not recorded that relate to the Company obtaining zoning/permits for certain property sold to Oldcastle by March 2003. There is no assurance the Company will be able to obtain the necessary zoning/permits.

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

     On May 30, 2001, the Company entered into a Seventh Amendment to its Credit Agreement with its existing senior secured lenders to provide $6.0 million of additional liquidity to the Company. The Company borrowed the $6.0 million available under the agreement during the quarter ended June 30, 2001. This agreement was subsequently supplemented and currently provides for an interest rate of Alternate Base Rate (equal to the higher of .50% above the Federal Funds Rate and the Bank of America reference rate) plus 7.00%, a fee of $1.15 million is payable upon the earlier of September 28, 2001 or the consummation of the sale of certain assets. An amendment fee of 25 basis points, or approximately $0.4 million is payable upon the earlier of September 30, 2001 (expiration of this short-term agreement) or the consummation of certain asset sales.

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

     On August 14, 2001, the Company entered into an Eighth Amendment to its senior secured credit facility ("Credit Agreement") with its existing senior secured lenders pursuant to which the Company received waivers of non-compliance with certain financial and non-financial covenants under the senior secured credit facility. Prior to the amendment the Company was not in compliance with a financial covenant under the Sixth Amendment to its Credit Agreement that requires a minimum EBITDA (defined as net income before minority interests, interest expense, income tax expense, depreciation, depletion and amortization and non-cash restructuring charges incurred in connection with business closures and asset dispositions) of $5.5 million for the quarter ending June 30, 2001. The actual EBITDA for this quarter was a loss of $28.0 million. The Company was also in default under the Seventh Amendment to its Credit Agreement in that it did not repay the principal and capitalized interest due on its Term C loan by July 31, 2001. This Eighth Amendment also provides $3.0 million of additional liquidity to the Company at an interest rate of Alternative Base Rate (equal to the higher of .50% above the Federal Funds Rate and the Bank of America reference rate) plus 7%. As of August 31, 2001, the Alternative Base Rate was 6.5%. Additionally, the Eighth Amendment provides for a fee of $0.125 million which is deferred until the earlier of September 28, 2001 or the consummation of the sale of the Company's southeastern operations. Amounts borrowed under the agreement are due on the earlier of September 30, 2001 or the consummation of the sale of the southeastern operations. The effectiveness of the Eighth Amendment is subject to certain conditions including receipt by the Company of definitive documentation of a forbearance agreement referred to in the next paragraph. The Eighth Amendment became effective on September 5, 2001. In addition, on August 14, 2001, the Company received waivers of non-compliance with certain substantially equivalent financial covenants under the subordinated notes.

     In September 2000 the Company's southeastern operations entered into three equipment acquisition agreement commitments with a financial institution. Those commitments provide for the financing of three construction projects consisting of a rail and barge load out facility at the Company's Pride quarry, an addition to the aggregates processing plant at the Pride quarry and crushing plant at the Company's Mulberry quarry, totaling approximately $13.7 million. As of June 30, 2001, the financial institution has funded approximately $11.7 million under such commitments. Upon completion, the projects are to be converted to either operating leases or capital leases, at the Company's option. Such amounts are included in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2001 as a current liability. Two of these projects provided for a completion date of May 31, 2001, which was not achieved and has resulted in an event of default under such agreements and cross defaults under certain of the Company's other debt agreements. The Company had requested waivers of the defaults under such agreements as well as extensions of time periods necessary to complete such projects. The financial institution has agreed in principal to enter into a forbearance agreement, subject to definitive documentation, with the Company which would waive all defaults under such agreements and provide an extension of the completion dates of such projects to September 30, 2001, provided that amounts funded under such agreements as well as other amounts outstanding under either operating or capital leases with the Company's southeastern operations are paid off upon the sale of the Company's southeastern operations. The Company signed the final documentation for that forbearance agreement on August 23, 2001 and it became effective on September 4, 2001.

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




                                                     U.S. AGGREGATES, INC.



Dated:   November 16, 2001                           /s/ Stanford Springel
                                                     --------------------------
                                                     Stanford Springel
                                                     Chief Executive Officer